Form 10QSB
period 2003-03-31
QUEST GROUP INTERNATIONAL INC
filed 2003-05-13
CIK 1174228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2003

                         Commission File Number 0-26694

                         QUEST GROUP INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                         87-0681500
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                826 North 100 East, #7, Spanish Fork, Utah 84660
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (801) 794-2653
                         ------------------------------
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

              Class                                Outstanding as of May 9, 2003
  -----------------------------                    -----------------------------
  Common Stock, $.001 par value                            10,000,000 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

         Condensed Balance Sheets                                           3
           As of March 31, 2003 and September 30, 2002

         Condensed Statements of Operations                                 4
           For the three month periods ended March 31, 2003
           and March 31, 2002

         Condensed Statements of Operations                                 5
           For the six month periods ended March 31, 2003
           and March 31, 2002

         Condensed Statements of Cash Flows                                 6
           For the six month periods ended March 31, 2003
           and March 31, 2002

         Notes to Condensed Financial Statements                            7

Item 2: Management's Discussion and Analysis and Plan of Operation          8

Item 3: Controls and Procedures                                            10



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                 11

Item 2:  Changes in Securities                                             11

Item 3:  Defaults upon Senior Securities                                   11

Item 4:  Submission of Matters to a Vote of Security Holders               11

Item 5:  Other Information                                                 11

Item 6:  Exhibits and Reports on Form 8-K                                  11

Signatures                                                                 14


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                          QUEST GROUP INTERNATIONAL, INC.
                                                  BALANCE SHEETS


                                                                                       March 31,      September 30,
                                                                                         2003             2002
                           ASSETS                                                    (Unaudited)        (Audited)
                                                                                   --------------    --------------
Current assets:
  Cash                                                                             $       14,795            21,180
  Accounts receivable                                                                      28,276            11,418
  Inventories                                                                              35,104            34,441
  Short-term deposits                                                                           -             4,000
                                                                                   --------------    --------------

          Total current assets                                                             78,175            71,039

Property and equipment, net                                                                 7,558             5,027
Deposits                                                                                    1,075             1,075
                                                                                   --------------    --------------

          Total assets                                                             $       86,808            77,141
                                                                                   ==============    ==============


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                 $       33,551            43,630
  Accrued expenses                                                                         32,100            25,454
  Notes payable                                                                                 -           103,000
                                                                                   --------------    --------------

          Total current liabilities                                                        65,651           172,084

Notes payable                                                                             103,000                 -
Related party notes payable                                                                 5,027             5,027
Related party fee payment payable                                                          95,000            65,000
                                                                                   --------------    --------------

        Total liabilities                                                                 268,678           242,111
                                                                                   --------------    --------------

Commitments                                                                                     -                 -
                                                                                   --------------    --------------

Stockholders' deficit:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, 1,000,000 shares issued and outstanding
                                                                                            1,000             1,000
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 10,000,000 shares issued
      and outstanding.                                                                     10,000            10,000
    Additional paid-in capital                                                             68,000            68,000
    Accumulated deficit                                                                  (260,870)         (243,970)
                                                                                   --------------    --------------

          Total stockholders' deficit                                                    (181,870)         (164,970)
                                                                                   --------------    --------------

          Total liabilities and stockholders' deficit                              $       86,808            77,141
                                                                                   ==============    ==============


                                 See accompanying notes to financial statements.

                                                          3

                                         QUEST GROUP INTERNATIONAL, INC.
                                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                   Three Months Ended March 31, 2003 and 2002


                                                                                 2003                 2002
                                                                           -----------------    ----------------
Sales, net                                                                 $         191,461             103,668

Cost of goods sold                                                                    50,825              24,678
                                                                           -----------------    ----------------

          Gross profit                                                               140,636              78,990

General and administrative expenses                                                  156,369             104,959
                                                                           -----------------    ----------------

          Loss from operations                                                       (15,733)            (25,969)

Interest expense                                                                      (2,540)             (4,147)
                                                                           -----------------    ----------------

          Loss before income taxes                                                   (18,273)            (30,116)

Provision for income taxes                                                                 -                   -
                                                                           -----------------    ----------------

          Net loss                                                         $         (18,273)            (30,116)
                                                                           =================    ================


Loss per common share - basic and diluted                                  $            (.00)               (.00)
                                                                           =================    ================


Weighted average common shares - basic and diluted                                10,000,000           9,833,000
                                                                           =================    ================


                                 See accompanying notes to financial statements.

                                                       4

                                         QUEST GROUP INTERNATIONAL, INC.
                                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                    Six Months Ended March 31, 2003 and 2002


                                                                                 2003                 2002
                                                                           ------------------   -----------------
Sales, net                                                                 $         384,777             179,457

Cost of goods sold                                                                   100,505              42,190
                                                                           -----------------    ----------------

          Gross profit                                                               284,272             137,267

General and administrative expenses                                                  296,036             260,333
                                                                           -----------------    ----------------

          Loss from operations                                                       (11,764)           (123,066)

Interest expense                                                                      (5,136)             (5,085)
                                                                           -----------------    ----------------

          Loss before income taxes                                                   (16,900)           (128,151)

Provision for income taxes                                                                 -                   -
                                                                           -----------------    ----------------

          Net loss                                                         $         (16,900)           (128,151)
                                                                           =================    ================


Loss per common share - basic and diluted                                  $            (.00)               (.01)
                                                                           =================    ================


Weighted average common shares - basic and diluted                                10,000,000           9,833,000
                                                                           =================    ================

                                 See accompanying notes to financial statements.

                                                         5

                                         QUEST GROUP INTERNATIONAL, INC.
                                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                   Six Months Ended March 31, 2003 and 2002




                                                                                   2003                 2002
                                                                            -----------------      ----------------
Cash flows from operating activities:
Net loss                                                                    $         (16,900)             (128,151)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation expense                                                               628                     -
       Stock compensation expense                                                           -                 8,000
       (Increase) decrease in:
         Accounts receivable                                                          (16,858)              (12,579)
         Inventories                                                                     (663)              (50,952)
         Short-term deposits                                                            4,000                22,967
         Prepaid expenses                                                                   -                 2,034
         Deposits                                                                           -                  (250)
       Increase (decrease) in:
         Accounts payable                                                             (10,079)               36,879
         Accrued expenses                                                               6,646                30,467
         Related party fee payment payable                                             30,000                     -
                                                                            -----------------      ----------------

            Net cash used in operating activities                                      (3,226)              (91,585)
                                                                            -----------------      ----------------

Cash flows from investing activities:
Purchase of fixed assets                                                               (3,159)                    -
                                                                            -----------------      ----------------

            Net cash used in investing activities                                      (3,159)                    -
                                                                            -----------------      ----------------

Cash flows from financing activities:
Proceeds from related party notes payable                                                   -               128,000
Principal payments on related party notes payable                                           -               (50,000)
                                                                            -----------------      ----------------

            Net cash provided by financing activities                                       -                78,000
                                                                            -----------------      ----------------

            Net decrease in cash                                                       (6,385)              (13,585)

Cash, beginning of period                                                              21,180                25,147
                                                                            -----------------      ----------------

Cash, end of period                                                         $          14,795                11,562
                                                                            =================      ================

                                     See accompanying notes to financial statements.

                                                            6

                         QUEST GROUP INTERNATIONAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002


Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form SB-2 previously filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended September 30, 2003.


Note 2 - Notes Payable

On December 31, 2002 the Company extended the due date of the McKinley Revolving Loans by one year. The due date of the notes and the accrued interest is now due in September 2004. At March 31, 2003 the principal and interest outstanding was $103,000 and $13,000, respectively. The accrued interest is included on the balance sheet under the accrued expenses line.


Note 3 - Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form SB-2 previously filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's condensed results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form SB-2, and notes thereto.

Financial Position

         We had $14,795 in cash as of March 31, 2003 as compared to $21,180 in cash at September 30, 2002. The decrease in cash was attributable to an increase in accounts receivable for an international wire of $15,959 still in transit. Working capital (deficit) as of March 31, 2003 was $12,524 as compared to ($101,045) as of September 30, 2002. The increase in working capital was primarily due to the extension of the McKinley Revolving Loans in the principal amount of $103,000 by one year so that the principal amount of the liability is no longer considered a current liability.

Three and Six Months Ended March 31, 2003

         During the three and six months ended March 31, 2003 we had net sales of $191,461 and $384,777, respectively, and our cost of goods sold was $50,825 and $100,505, respectively. Approximately 94% of these revenues were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. During these periods our revenues were approximately comprised of the following components:

                                                3 Months Ended March 31, 2003   6 Months Ended March 31, 2003
                                                -----------------------------   -----------------------------
     Product Sales                                       172,051                               343,796
     Revenues from distributors'
       enrollment fees, which
       includes kits                                       2,210                                 5,912
     Shipping and handling fees                           17,200                                35,069

         During the three and six months ended March 31, 2002 we had net sales of $103,668 and $179,457, respectively, and our cost of goods sold was $24,678 and $42,190, respectively. During these periods our revenues were approximately comprised of the following components:
                                                3 Months Ended March 31, 2002   6 Months Ended March 31, 2002
                                                -----------------------------   -----------------------------
     Product Sales                                        92,596                               163,383
     Revenues from distributors'
       enrollment fees, which
       includes kits                                       1,560                                 3,930
     Shipping and handling fees                            9,512                                12,144

         During the three and six months ended March 31, 2003 our general and administrative expenses were $156,369 and 296,036, respectively. During these periods our general and administrative expenses were approximately comprised of the following components:


                                                 3 Months Ended March 31, 2003   6 Months Ended March 31, 2003
                                                -----------------------------   -----------------------------
     Commissions                                          52,159                                 107,174
     Salaries and Wages                                   38,469                                  67,332
     Contract Labor                                        9,455                                  15,887
     Fee Payment Expense                                  15,000                                  30,000
     Professional Fees                                     6,846                                  18,955
     Travel                                               12,464                                  12,464
     Rent                                                  5,550                                  12,975
     Bank Service charges                                  2,868                                   6,805
     Payroll taxes and fees                                4,961                                   9,090
     Miscellaneous                                         8,597                                  15,354

         During the three and six months ended March 31, 2002 our general and administrative expenses were $296,036 and $260,333, respectively. During these periods our general and administrative expenses were approximately comprised of the following components:
                                                3 Months Ended March 31, 2002   6 Months Ended March 31, 2002
                                                -----------------------------   -----------------------------
     Commissions                                          22,462                                 37,884
     Salaries and Wages                                   38,686                                 63,916
     Contract Labor                                        3,931                                 47,410
     Fee Payment Expense                                  15,000                                 30,000
     Professional Fees                                     3,423                                 14,350
     Travel                                                5,460                                 13,899
     Rent                                                  3,590                                 10,770
     Bank Service charges                                  2,242                                  3,589
     Payroll taxes and fees                                5,043                                  8,968
     Miscellaneous                                         5,122                                 29,547

         During the three and six months ended March 31, 2003 our interest expenses were $2,540 and $5,136, respectively, compared to $4,147 and $5,085 for the comparable periods from the prior year. These expenses were comprised primarily of interest on outstanding revolving loans.

Liquidity and Capital Resources

         We realized net losses of $18,273 and $16,900 for the three and six months ended March 31, 2003. We have not established profitable operations. These factors raise substantial doubts about our ability to continue as a going concern.

         To date, we have financed our operations principally through funds borrowed under revolving loan arrangements, private placements of equity securities and product sales. We are also seeking to raise funding through a public offering of our common stock. As of March 31, 2003 we had $14,795 in cash, $78,175 in current assets, $65,651 in current liabilities and working capital of $12,524. At March 31, 2003, we had not committed to spend any material funds on capital expenditures.

         In October 2001 and February 2002, Quest entered into Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to Quest in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of March 31, 2003, the principal amount of $103,000 was owing under the McKinley Revolving Loans. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest are due and payable in a single balloon payment on September 18, 2004.

         In September 2001, Quest entered into Revolving Loan and Security Agreement (the "Bateman Revolving Loan") with Bateman Dynasty, LC, a Utah limited liability company ("Bateman") and a stockholder of Quest. Under the terms of the agreement, Bateman lent Quest approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where Quest has pre-tax income in excess of $20,000 and Quest is not indebted under its current loan arrangements and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. Quest entered into this type of arrangement because, at the time, these were the best terms that it was able to negotiate for such capital.

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the amount we spend on our sales and marketing activities and the level of our sales. We need additional funding to allow us to continue our operations for the next twelve months and thereafter. We believe that if we can raise at least $100,000 in our public offering that amount together with anticipated future sales will allow us to continue our operations for a period of at least twelve months. There can be no assurance that we have accurately forecasted future sales. If we do not raise gross proceeds of at least $100,000 in the offering we will need to locate additional sources of funds to continue operations. We have been unsuccessful in raising funds in our public offering to date. There are no contractual arrangements in place that would provide us with additional funding and there can be no assurance that we will be able to obtain additional funding on commercially reasonable terms or at all.

Forward-Looking Statements

         This Form 10-QSB contains forward-looking statements within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this Form 10-QSB, including the statements under "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB regarding our strategy, future operations, financial position, projected costs, projected revenues, prospects, plans and objectives of management, are forward-looking statements. When used in this Form 10-QSB, in our press releases or other public or stockholder communications, or in oral statements made with the approval of our executive officers, the words or phrases "would be," "intends to," "will likely result," "are expected to," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements", although not all forward-looking statements contain such identifying words.

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. We disclose important factors that could cause our actual results to differ materially from our expectations under the caption "Risk Factors" in our Registration Statement on Form SB-2, including but not limited to our history of losses, working capital deficit, need for additional funds to execute our business plan, dependence on our distributors, and the risk of product demand, economic conditions, competitive products, changes in the regulation of our industry and other risks. As a result, our actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 3.  Controls and Procedure

         Within the 90 days prior to this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the principal executive and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         The Company filed an SB-2 Registration Statement on its common stock for a minimum of $100,000 and a maximum of $200,000 with the Securities and Exchange Commission that went effective on March 12, 2003. The Commission file number is 333-89628. The offering commenced on March 12, 2003.

         The Company has not yet sold sufficient shares to break the escrow minimum of $100,000. As of March 31, 2003, the Company had incurred expenses of approximately $22,500 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees and printing costs. None of the expenses constituted direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the issuer. No underwriters discounts, commissions or finders fees will be paid in connection with the offering.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit Index

        EXHIBIT
          NO.                     DESCRIPTION OF EXHIBIT
        -------                   ----------------------

         3(i).1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3(i).1 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

         3(i).2 Certificate of Designation (Incorporated by reference to Exhibit 3(i).2 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

         3(i).3 Certificate of Amendment to the Certificate of Designation (Incorporated by reference to Exhibit 3(i).3 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

         3(ii).1 Bylaws (Incorporated by reference to Exhibit 3(ii).1 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

         10.1 Employment Agreement of Craig Davis (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

         10.2 Employment Agreement of Teresa Fackrell (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

         10.3 Revolving Loan and Security Agreement by and between Quest and Craig Davis (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

         10.4 Revolving Loan and Security Agreement by and between Quest and Bateman Dynasty, LC, dated September 1, 2001 (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

         10.5 Amendment No. 1 to the Revolving Loan and Security Agreement by and between Quest and Bateman Dynasty, LC, dated February 1, 2002 (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

         10.6 Revolving Loan and Security Agreement by and between Quest and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated October 12, 2001 (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

         10.7 Revolving Loan and Security Agreement by and between Quest and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated February 13, 2002 (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

        EXHIBIT
          NO.                     DESCRIPTION OF EXHIBIT
        -------                   ----------------------

         10.8 Amendment Number One to the Revolving Loan and Security Agreement by and between Quest and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated July 15, 2002 (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form SB-2 filed August 29, 2002, File No. 333-89628).

         10.9 Amendment Number Two to the Revolving Loan and Security Agreement by and between Quest and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated December 31, 2002 (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form SB-2 filed February 10, 2003, File No. 333-89628).

         10.10 Promotional share Lock-In Agreement by and between Quest and Craig A. Davis, dated January 31, 2003 (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form SB-2 filed February 10, 2003, File No. 333-89628).

         10.11 Promotional share Lock-In Agreement by and between Quest and Teresa Fackrell, dated January 31, 2003 (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form SB-2 filed February 10, 2003, File No. 333-89628).

         10.12 Promotional share Lock-In Agreement by and between Quest and Bateman Dynasty, LC, dated January 31, 2003 (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form SB-2 filed February 10, 2003, File No. 333-89628).

         10.13 Promotional share Lock-In Agreement by and between Quest and Quest for the Gift of Life Foundation, dated January 31, 2003 (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form SB-2 filed February 10, 2003, File No. 333-89628).

         99.1 Certification of Craig Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             QUEST GROUP INTERNATIONAL, INC.



Date: May 12, 2003                           By   /s/ Craig Davis
                                                --------------------------------
                                                Craig Davis
                                                President, Principal Executive
                                                Officer, Principal Financial
                                                Officer, Director

                                 CERTIFICATIONS

         I, Craig Davis, as the Principal Executive Officer and Principal Financial Officer of the Company, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Quest Group International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003                                  /s/ Craig Davis
                                                   -----------------------------
                                                   Craig Davis
                                                   Principal Executive Officer
                                                   Principal Financial Officer