Form 10QSB
period 2003-06-30
QUEST GROUP INTERNATIONAL INC
filed 2003-08-12
CIK 1174228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003

                         Commission File Number 0-26694

                         QUEST GROUP INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                         87-0681500
--------------------------------              ----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                826 North 100 East, #7, Spanish Fork, Utah 84660
               --------------------------------------------------
                    (Address of principal executive offices)


                                 (801) 794-2653
                         -------------------------------
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

            Class                              Outstanding as of August 8, 2003
-----------------------------                  --------------------------------
Common Stock, $.001 par value                         10,000,000 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

        Unaudited Condensed Balance Sheets                               3
          As of June 30, 2003 and September 30, 2002

        Unaudited Condensed Statements of Operations                     4
          For the three month periods ended June 30, 2003
          and June 30, 2002

        Unaudited Condensed Statements of Operations                     5
          For the nine month periods ended June 30, 2003
          and June 30, 2002

        Unaudited Condensed Statements of Cash Flows                     6
          For the nine month periods ended June 30, 2003
          and June 30, 2002

        Notes to Unaudited Condensed Financial Statements                7

Item 2: Management's Discussion and Analysis and Plan of Operation       8

Item 3: Controls and Procedures                                         10



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                              11

Item 2:  Changes in Securities                                          11

Item 3:  Defaults upon Senior Securities                                11

Item 4:  Submission of Matters to a Vote of Security Holders            11

Item 5:  Other Information                                              11

Item 6:  Exhibits and Reports on Form 8-K                               11

Signatures                                                              12

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                         QUEST GROUP INTERNATIONAL, INC.
                                                 BALANCE SHEETS


                                                                                      June 30,       September 30,
                                                                                        2003              2002
                           ASSETS                                                   (Unaudited)        (Audited)
                                                                                   ---------------   ---------------
Current assets:
  Cash                                                                             $       21,918            21,180
  Accounts receivable                                                                      11,420            11,418
  Inventories                                                                              22,531            34,441
  Short-term deposits                                                                           -             4,000
                                                                                   --------------    --------------

          Total current assets                                                             55,869            71,039

Property and equipment, net                                                                 7,182             5,027
Deposits                                                                                    1,075             1,075
                                                                                   --------------    --------------

          Total assets                                                             $       64,126            77,141
                                                                                   ==============    ==============


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                 $       37,030            43,630
  Accrued expenses                                                                         30,449            25,454
  Notes payable                                                                                 -           103,000
                                                                                   --------------    --------------

          Total current liabilities                                                        67,479           172,084

Notes payable                                                                             103,000                 -
Related party notes payable                                                                 5,027             5,027
Related party fee payment payable                                                         110,000            65,000
                                                                                   --------------    --------------

        Total liabilities                                                                 285,506           242,111
                                                                                   --------------    --------------

Commitments                                                                                     -                 -

Stockholders' deficit:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, 1,000,000 shares issued and outstanding                                   1,000             1,000
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 10,000,000 shares issued and outstanding                                 10,000            10,000
    Additional paid-in capital                                                             68,000            68,000
    Accumulated deficit                                                                  (300,380)         (243,970)
                                                                                   --------------    --------------

          Total stockholders' deficit                                                    (221,380)         (164,970)
                                                                                   --------------    --------------

          Total liabilities and stockholders' deficit                              $       64,126            77,141
                                                                                   ==============    ==============


                                See accompanying notes to financial statements.

                                                       3

                                         QUEST GROUP INTERNATIONAL, INC.
                                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                    Three Months Ended June 30, 2003 and 2002


                                                                                 2003                 2002
                                                                           ------------------   -----------------
Sales, net                                                                 $         152,353             123,845

Cost of goods sold                                                                    41,757              49,129
                                                                           -----------------    ----------------

          Gross profit                                                               110,596              74,716

General and administrative expenses                                                  146,445             124,246
                                                                           -----------------    ----------------

          Loss from operations                                                       (35,849)            (49,530)

Interest expense                                                                      (3,661)             (2,568)
                                                                           -----------------    ----------------

          Loss before income taxes                                                   (39,510)            (52,098)

Provision for income taxes                                                                 -                   -
                                                                           -----------------    ----------------

          Net loss                                                         $         (39,510)            (52,098)
                                                                           =================    ================


Loss per common share - basic and diluted                                  $            (.00)              (0.01)
                                                                           =================    ================


Weighted average common shares - basic and diluted                                10,000,000          10,000,000
                                                                           =================    ================


                                See accompanying notes to financial statements.

                                                       4

                                         QUEST GROUP INTERNATIONAL, INC.
                                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                    Nine Months Ended June 30, 2003 and 2002


                                                                                 2003                 2002
                                                                           ------------------   -----------------
Sales, net                                                                 $         537,130             303,302

Cost of goods sold                                                                   142,262              91,319
                                                                           -----------------    ----------------

          Gross profit                                                               394,868             211,983

General and administrative expenses                                                  442,278             384,579
                                                                           -----------------    ----------------

          Loss from operations                                                       (47,410)           (172,596)

Interest expense                                                                      (9,000)             (7,653)
                                                                           -----------------    ----------------

          Loss before income taxes                                                   (56,410)           (180,249)

Provision for income taxes                                                                 -                   -
                                                                           -----------------    ----------------

          Net loss                                                         $         (56,410)           (180,249)
                                                                           =================    ================


Loss per common share - basic and diluted                                  $            (.01)               (.02)
                                                                           =================    ================


Weighted average common shares - basic and diluted                                10,000,000           9,893,000
                                                                           =================    ================



                                See accompanying notes to financial statements.

                                                       5

                                         QUEST GROUP INTERNATIONAL, INC.
                              UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                    Nine Months Ended June 30, 2003 and 2002



                                                                                    2003                    2002
                                                                              ---------------       ---------------
Cash flows from operating activities:
Net loss                                                                      $       (56,410)             (180,249)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation expense                                                             1,004                     -
       Stock compensation expense                                                           -                 8,000
       (Increase) decrease in:
         Accounts receivable                                                               (2)                 (607)
         Inventories                                                                   11,910               (10,308)
         Short-term deposits                                                            4,000                22,967
         Prepaid expenses                                                                   -                (3,966)
         Deposits                                                                           -                  (269)
       Increase (decrease) in:
         Accounts payable                                                              (6,600)               20,976
         Accrued expenses                                                               4,995                55,235
         Related party fee payment payable                                             45,000                     -
                                                                              ---------------       ---------------

            Net cash provided by (used in) operating activities                         3,897               (88,221)
                                                                              ---------------       ---------------

Cash flows from investing activities:
Purchase of fixed assets                                                               (3,159)                    -
                                                                              ---------------       ---------------

            Net cash used in investing activities                                      (3,159)                    -
                                                                              ---------------       ---------------

Cash flows from financing activities:
Proceeds from notes payable                                                                 -               103,000
Proceeds from related party notes payable                                                   -                25,000
Principal payments on related party notes payable                                           -               (50,000)
                                                                              ---------------       ---------------

            Net cash provided by financing activities                                       -                78,000
                                                                              ---------------       ---------------

            Net increase (decrease) in cash                                               738               (10,221)

Cash, beginning of period                                                              21,180                25,147
                                                                              ---------------       ---------------

Cash, end of period                                                           $        21,918                14,926
                                                                              ===============       ===============


                                See accompanying notes to financial statements.

                                                      6

                         QUEST GROUP INTERNATIONAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002


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


Note 2 - Notes Payable

On December 31, 2002 the Company extended the due date of the McKinley Revolving Loans by one year. The due date of the notes and the accrued interest is now due in September 2004. At June 30, 2003 the principal and interest outstanding was $103,000 and $16,000, respectively. The accrued interest is included on the balance sheet under the accrued expenses line.


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

Financial Position

         We had $21,918 in cash as of June 30, 2003 as compared to $21,180 in cash at September 30, 2002. Working capital (deficit) as of June 30, 2003 was ($11,610) as compared to ($101,045) as of September 30, 2002. The increase in working capital was primarily due to the extension of the McKinley Revolving Loans in the principal amount of $103,000 by one year so that the principal amount of the liability is no longer considered a current liability which working capital increase was offset by a reduction in our working capital as a result of our net losses.

Three and Nine Months Ended June 30, 2003

         During the three and nine months ended June 30, 2003 we had net sales of $152,353 and $537,130, respectively, and our cost of goods sold was $41,757 and $142,262, respectively. Approximately [94%] of these revenues were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. During these periods our revenues were approximately comprised of the following components:

                                                 3 Months Ended June 30, 2003   9 Months Ended June 30, 2003
                                                 ----------------------------   ----------------------------
     Product Sales                                       137,065                               480,861
     Revenues from distributors' enrollment
       fees, which includes kits                             240                                 6,152
     Shipping and handling fees                           15,048                                50,117

         During the three and nine months ended June 30, 2002 we had net sales of $123,845 and $303,302, respectively, and our cost of goods sold was $49,129 and $91,319, respectively. During these periods our revenues were approximately comprised of the following components:
                                                 3 Months Ended June 30, 2002   9 Months Ended June 30, 2002
                                                 ----------------------------   ----------------------------
     Product Sales                                       114,367                               277,750
     Revenues from distributors' enrollment
       fees, which includes kits                             900                                 4,830
     Shipping and handling fees                            8,578                                20,722

         During the three and nine months ended June 30, 2003 our general and administrative expenses were $146,445 and 442,278, respectively. During these periods our general and administrative expenses were approximately comprised of the following components:
                                                  3 Months Ended June 30, 2003   9 Months Ended June 30, 2003
                                                  ----------------------------   ----------------------------
     Commissions                                          39,816                                 146,990
     Salaries and Wages                                   35,573                                 102,905
     Contract Labor                                        3,506                                  19,393
     Fee Payment Expense                                  15,000                                  45,000
     Professional Fees                                    17,804                                  36,759
     Travel                                                9,640                                  22,104


     Rent                                                  7,332                                  20,307
     Bank Service charges                                  3,672                                  10,477
     Payroll taxes and fees                                4,616                                  13,706
     Miscellaneous                                         9,486                                  24,637

         During the three and nine months ended June 30, 2002 our general and administrative expenses were $124,246 and $384,579, respectively. During these periods our general and administrative expenses were approximately comprised of the following components:
                                                 3 Months Ended June 30, 2002   9 Months Ended June 30, 2002
                                                 ----------------------------   ----------------------------
     Commissions                                          29,906                                 67,790
     Salaries and Wages                                   32,894                                 96,810
     Contract Labor                                          127                                 47,537
     Fee Payment Expense                                  15,000                                 45,000
     Professional Fees                                    17,591                                 31,941
     Travel                                                1,141                                 15,040
     Rent                                                  7,180                                 17,950
     Bank Service charges                                  2,440                                  6,029
     Payroll taxes and fees                                4,433                                 13,401
     Miscellaneous                                        13,534                                 43,081

         During the three and nine months ended June 30, 2003 our interest expenses were $3,661 and $9,000, respectively, compared to $2,568 and $7,653 for the comparable periods from the prior year. Interest expense has increased as a result of additional borrowings. These expenses were comprised primarily of interest on outstanding revolving loans.

 Liquidity and Capital Resources

         We realized net losses of $39,510 and $56,410 for the three and nine months ended June 30, 2003. We have not established profitable operations. Beginning on March 3, 2003, we had attempted to raise funding through a public offering. However, we failed to raise the minimum amount and the offering was terminated. These factors raise substantial doubts about our ability to continue as a going concern.

         To date, we have financed our operations principally through funds borrowed under revolving loan arrangements, private placements of equity securities and product sales. As of June 30, 2003 we had $21,918 in cash, $55,869 in current assets, $67,479 in current liabilities and working capital (deficit) of ($11,610). At June 30, 2003, we had not committed to spend any material funds on capital expenditures.

         In October 2001 and February 2002, Quest entered into Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to Quest in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of June 30, 2003, the principal amount of $103,000 was owing under the McKinley Revolving Loans. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest are due and payable in a single balloon payment on September 18, 2004.

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

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the amount we spend on our sales and marketing activities and the level of our sales. We need additional funding to allow us to continue our operations for the next twelve months and thereafter. We believe that if we can raise at least $100,000 that that amount together with anticipated future sales will allow us to continue our operations for a period of at least twelve months. There can be no assurance that we have accurately forecasted future sales. If we do not raise gross proceeds of at least $100,000 we will need to locate additional sources of funds to continue operations. We were unsuccessful in raising funds in our public offering. There are no contractual arrangements in place that would provide us with additional funding and there can be no assurance that we will be able to obtain additional funding on commercially reasonable terms or at all.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

          None

Item 2. Changes in Securities.

         The Company filed an SB-2 Registration Statement on its common stock for a minimum of $100,000 and a maximum of $200,000 with the Securities and Exchange Commission that went effective on March 12, 2003. The Commission file number is 333-89628. The offering commenced on March 12, 2003. The offering period was to expire no more than 120 days from the date the offering commenced. The Company did not sell sufficient shares to break the escrow minimum of $100,000 during the offering period. As a result, the offering terminated and all subscription funds were returned to subscribers.

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

         31.1 Certification by Craig Davis under Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by Craig Davis under Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Craig Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________

         (b) Reports on Form 8-K:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             QUEST GROUP INTERNATIONAL, INC.



Date: August 8, 2003                          By   /s/ Craig Davis
                                                  ------------------------------
                                                  Craig Davis
                                                  President, Principal Executive
                                                  Officer, Principal Financial
                                                  Officer, Director