Form 10KSB
period 2003-09-30
QUEST GROUP INTERNATIONAL INC
filed 2003-12-29
CIK 1174228

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-KSB


                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                               September 30, 2003

                             Commission file number
                                    333-89628

                         QUEST GROUP INTERNATIONAL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Nevada                                   87-0681500
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

    967 West Center, Orem, Utah 84057                      (801) 765-1301
----------------------------------------         -------------------------------
(Address of principal executive offices)         (Registrant's telephone number,
                                                        including area code)

         Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenue for its most recent fiscal year was $817,440

         The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of December 15, 2003 was: There is no trading market for the issuer's securities.

         As of December 15, 2003, the Company had 10,000,000 shares of common stock outstanding.

                         QUEST GROUP INTERNATIONAL, INC.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED SEPTEMBER 30, 2003




                                     PART I

Item 1.     Description of Business..........................................3
Item 2.     Description of Property..........................................9
Item 3.     Legal Proceedings................................................9
Item 4.     Submission of Matters to a Vote of Security Holders..............9


                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters
              and Small Business Issuer Purchases of Equity Securities......10
Item 6.     Management's Discussion and Analysis or Plan of Operation.......10
Item 7.     Financial Statements............................................16
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.....................................17
Item 8A.    Controls and Procedures ........................................17


                                    PART III

Item 9.     Directors and Executive Officers of the Registrant..............18
Item 10.    Executive Compensation..........................................19
Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters ...................20
Item 12.    Certain Relationships and Related Transactions..................21
Item 13.    Exhibits and Reports on Form 8-K................................22
Item 14.    Principal Accountant Fees and Services..........................22

Forward-Looking Statements

         This annual report contains forward-looking statements within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this annual report, including the statements under "Description of Business," "Management Discussion and Analysis or Plan of Operation" and elsewhere in this annual report regarding our strategy, future operations, financial position, projected costs, projected revenues, prospects, plans and objectives of management, are forward-looking statements. When used in this annual report, in our press releases or other public or stockholder communications, or in oral statements made with the approval of our executive officers, the words or phrases "would be," "intends to," "will likely result," "are expected to," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements", although not all forward-looking statements contain such identifying words.

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. We disclose important factors that could cause our actual results to differ materially from our expectations under the caption "Management Discussion and Analysis or Plan of Operation--Risk Factors," including but not limited to our history of losses, working capital deficit, need for additional funds to execute our business plan, dependence on our distributors, and the risk of product demand, economic conditions, competitive products, changes in the regulation of our industry and other risks. As a result, our actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


                                     PART I

Item 1. Description of Business

General

         We were organized as a Nevada corporation on August 14, 2001 as Quest Group International, Inc. to sell nutritional products to independent distributors and customers. We sell our products to customers and independent distributors who use the products themselves or resell them to others.

         During the fiscal year ended September 30, 2003, we generated $817,440 in revenues. We do not extend credit to our distributors. Payment for product is required prior to shipping, all sales are paid for in U.S. dollars through an InterCash account or other arrangements and we do not maintain offices outside the U.S.

Our Products

         We develop and distribute a line of nutritional products that we call the NeoSource products. The NeoSource product line is comprised of seven products. Six of these products are grouped into thirteen different combinations called Product Sets. An antioxidant and vitamin product, called NeoGuard Chewable, is not included in any of the product sets. Our approximate net sales breakdown is as follows:

         o        70.7% of net sales are generated from sales of Product Sets.
         o 9.0% of net sales are generated from sales of individual products, excluding NeoGuard Chewable.
         o        5.2% of net sales are generated from sales of NeoGuard
                  Chewable.

         o 0.9% revenues from enrollment fees, which fees include payment for distributor kits.
         o The remaining 14.2% of our net sales are generated from miscellaneous sales and shipping fees.

     Our NeoSource products are nutritional supplements. Our products are not intended to diagnose, treat, cure or prevent any disease. Our products have not been evaluated by the Food and Drug Administration. We have not conducted product testing to determine whether the products are effective for the intended use. Our individual product offerings are as follows:

         NeoPak

         NeoPak contains nutrients derived from quality ingredients, including vitamins, bioflavinoids, minerals, food based enzymes, fatty acids and phyto-nutrient rich fruits and vegetables, freshly harvested sea vegetables and other nutritious foods. Phyto-nutrients, also known as phyto-chemicals, are the natural components isolated in vegetables and fruits. NeoPak is intended to act as a general nutritional supplement. There can be no assurance that the NeoPak will prove effective as a general nutritional supplement.

         NeoGuard

         NeoGuard contains a combination of antioxidant nutrients that are intended to help the human body to defend against free radicals, but there can be no assurance that it will prove effective in defending against free radicals.

         NeoSpring

         NeoSpring contains a blend of natural ingredients intended to help sustain the body's energy-producing systems and replenish vital nutrients, but there can be no assurance that it will sustain the body's energy-producing systems or replenish nutrients.

         NeoSlim

         NeoTrim is a blend of herbs and minerals that are intended to act as a dietary supplement to assist with weight loss, but there can be no assurance that it will prove effective as a dietary supplement to assist with weight loss.

         NeoBalance

         NeoBalance is created from sea vegetables and herbs. NeoBalance is designed primarily as a nutritional supplement for women, but there can be no assurance that it will provide any nutritional benefit.

         NeoSurge

         NeoSurge is created from sea vegetables, vitamins and herbs. NeoSurge is designed primarily as a nutritional supplement for men, but there can be no assurance that it will prove effective as a nutritional supplement for men.

         NeoGuard Chewable

         NeoGuard Chewable is designed to provide essential nutrients and antioxidants to support good health and fight free radicals. NeoGuard Chewable is made with many of the same ingredients as NeoGuard in a dosage that is suitable for children and seniors, but there can be no assurance that it will prove effective as a nutritional supplement.

Foreign Operations

         We had approximately $817,440 in sales for the fiscal year ended September 30, 2003, of which 784,000 was generated from purchasers in Japan and 33,000 was generated from purchasers in the U.S. We use direct-selling efforts to sell our products in both markets. Products sold in Japan are shipped using Nippon Express from their El Segundo, California facility as the customs representative, air cargo and ground delivery carrier. We pay Nippon Express their standard rates to ship our products. The charges depend on the weight of the package and vary from $20 for a .5 kg package to $161.60 for a 30 kg package. On average, customers receive their orders in Japan within five business days of order payment confirmation.

         We require payment for our products through InterCash accounts. An InterCash account is an individual bank account with a U.S. bank that is used to pay for product purchases and to distribute commissions. We do not extend credit to our Japanese or other distributors. Payment for product being delivered in Japan or elsewhere is required prior to shipping, all sales are paid for in U.S. dollars through an InterCash account or other arrangements.

         Quest does not maintain offices outside the U.S. Quest does not have manufacturing facilities outside the U.S.

Distribution and Marketing

         Both Quest and our independent distributors market our products to consumers through direct-selling techniques. Our distributors sell NeoSource products on a part-time basis to friends or associates or use the products themselves. We incentivize our independent distributors through a combination of quality products, product support and financial benefits. The financial benefits include retail commissions, rebates and group development bonuses.

         All product sales are packaged for delivery by our shipping agent, Nippon Express, in El Segundo, California. Products sold in Japan are shipped with Nippon Express as described above. Products sold domestically are sent via Federal Express from the same Nippon Express warehouse. Nippon Express maintains a secure storage facility for our products in El Segundo. On average, customers receive their orders in Japan or the U.S. within five business days of order payment confirmation.

         As of December 15, 2003, we had 132 distributors, 16of these distributors were in the U.S. and 116 of the distributors were in Japan. On that date we also had 594 members who buy product from us but who do not act as distributors. Distributors buy product at wholesale prices mainly for resale. Our members are able to buy product at a discount from retail prices and the products purchased by members are not intended for resale. One may become a Quest distributor by applying to Quest under the sponsorship of someone who is already a distributor, paying an $80 enrollment fee, providing an email address for communications purposes and establishing an InterCash account in the U.S.

Compensation of Distributors

         Our distributors are entitled to the following compensation:

         o Retail Profit: Distributors may purchase products from us at wholesale prices (a discount of approximately 30% from suggested retail price), and sell them to their customers at a retail price. Distributors may establish their own retail prices.

         o Service Bonus: If a customer who is not a distributor or member purchases directly from us, we pay the referring distributor a Service Bonus. The bonus is the difference between the retail price the customer paid and the wholesale price.

         o Group Development Bonus: Distributors in a distributor group receive a 5 - 15% Group Development Bonus based on the volume of products sold by their distributor group. A distributor group includes a distributor and his or her sponsored distributors who have not yet sold $6,000 in cumulative group volume (a "Distributor Group"). Sponsored distributors include a distributor who is first sponsored to become a distributor by the sponsoring distributor and all distributors who are down line from the sponsored distributor.

                  For example, if Jane was a distributor and she sponsored John who becomes a distributor and John sponsors Joe who becomes a distributor and Joe sponsors Sam who becomes a distributor then Jane's Distributor Group includes Jane, John, Joe and Sam. If Joe and the distributors down line from Joe subsequently sell $6,000 in cumulative group volume then Jane's Distributor Group would no longer include Joe, Sam or any other distributors who are down line from Joe.

         o Producer Bonus: Distributors in a Distributor Group can earn up to an additional 5% Producer Bonus on the revenue generated by their Distributor Group when the aggregate sales volume of the Distributor Group exceeds $5,000 in one month.

         o Leadership Override Bonus: Distributors become a "Leader" after their Distributor Group generates over $6,000 in cumulative group revenues and the Leader becomes eligible to earn Leadership Override Bonuses. Leadership Override Bonuses are not paid on the Leader's Distributor Group sales like the Group Development Bonus. Rather, Leadership Override Bonuses of 5% are paid only on the group volume of Leaders who are not more than six levels down line from a distributor who is also a Leader.

                  For example, if Jane was a Leader and she sponsored John who becomes a Leader and John sponsors Joe who becomes a Leader and Joe sponsors Sam who becomes a Leader and Sam sponsors Jill who becomes a Leader and Jill sponsors Mary who becomes a Leader and Mary sponsors Martha who becomes a Leader and Martha sponsors Cindy who becomes a Leader then Jane would be entitled to a Leadership Override Bonus based on the group sales volume of John, Joe, Sam, Jill, Mary and Martha. Jane would not be entitled to a Leadership Override Bonus from sales of Cindy because Cindy is more than six levels down line from Jane. In addition and unlike the Group Development Bonus, only sales of the Leaders (and not the Distributor Groups of the Leaders) are taken into consideration when calculating the Leadership Override Bonus.

Information Systems

         We use Infotrax to assist us with our information systems, including order processing, commission payments, Web hosting and other back office data management. Infotrax markets itself as a company providing technology solutions to the direct marketing industry. Either party may terminate the relationship on not more than 90 day notice. While InfoTrax is the only service provider that we have used for assistance with our information systems, we have the option to use other service providers. We believe that there are many service providers with whom we could contract to provide back office support and otherwise assist us in managing our information systems.

Our Web Site

         We maintain a Web site at www.questgrp.net. Our Web site is mainly for information purposes, although we expect to generate some revenues from product orders through our Web site as well as by phone and facsimile.

Manufacturing

         NeoSource products are manufactured for Quest exclusively by Perfect Source. The time between Quest placing an order for NeoSource products and delivery of those products from Perfect Source has averaged between two and four weeks. While Perfect Source is the only vendor that we have used for production of our NeoSource product, we have the option to use other manufacturers. We believe that there are many manufacturers with whom we could contract to produce NeoSource products.

Source and Availability of Raw Materials

         Raw materials used in the manufacture of our NeoSoure products are available from a number of suppliers. To date, we have not experienced difficulty in obtaining adequate sources of supply. Although there can be no assurance we will be successful in locating raw materials in the future, we believe it is unlikely that we will have difficulty obtaining sufficient supply in the future.

Trademarks and Trade Names

         We have registered trademarks from the U.S. Patent and Trademark Office for the NeoPack, NeoGuard, NeoSpring, NeoSlim, NeoSource and NeoGuard Chewable names. The application for NeoBalance is pending and has not been issued.

Regulation

         FDA regulations relating specifically to foods for human use are set forth in Title 21 of the Code of Federal Regulations. These regulations include basic food labeling requirements and Good Manufacturing Practices ("GMPs") for foods. Detailed dietary supplement GMPs have been proposed; however, no regulations establishing such GMPs have been adopted that relate to the NeoSource products. Additional regulations to implement the specific DSHEA (defined below) requirements for dietary supplement labeling have also been proposed, and final regulations may be implemented over a period of time upon final publication.

         While our NeoSource products are not presently required to be submitted to the Food and Drug Administration ("FDA") or any other regulatory agency for approval, the manufacturing, packaging, labeling, advertising, distribution and sale of our NeoSource products is subject to regulation by the Food and Drug Administration ("FDA") which regulates our products under the Federal Food, Drug and Cosmetic Act ("FDCA") and regulations promulgated thereunder. The FDCA defines the terms "food" and "dietary supplement" and sets forth various conditions that unless complied with may constitute adulteration or misbranding of such products. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the Dietary Supplement Health and Education Act of 1994 (the "DSHEA").

         Compliance with manufacturing, packaging and labeling is done by our third-party manufacturer and packager. We are careful to have our product labels appropriately reviewed to help assure that the labels on our products comply with all applicable laws, rules and regulations. We do not inspect our product prior to shipment, however, the product is inspected and tested several times at different stages in the manufacturing process by our manufacturer, Perfect Source. In addition, Nippon Express inspects the product for damage upon receipt from Perfect Source and also inspects each box that is shipped to assure that they are packaged safely and the product is not damaged. As part of the our review and quality control efforts, we have received written representations from our manufacturer, Perfect Source, that the products, including product labeling requirements, comply with all CFR, NLEA and DSHEA regulations.

         Our products are also regulated by the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA") and the Environmental Protection Agency

("EPA"). Our activities, including our multi-level distribution activities, are also regulated by various agencies of the states, localities and foreign countries in which our products are sold.

         In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable and/or more stringent interpretations of current laws or regulations. We can neither predict the nature of such future laws, regulations, interpretations or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and/or scientific substantiation. Any or all such requirements could have a material adverse effect on our results of operations, liquidity and financial position.

         We believe that we are in compliance with all laws and governmental regulations that are applicable to our company.

Competition

         We are engaged in a highly competitive business and are competing directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial marketing organizations, and established distribution channels that are better situated in the market than us. We compete in the nutritional industry against companies, which sell through retail stores as well as against other direct selling companies. For example, we compete against manufacturers and retailers of nutritional which are distributed through supermarkets, drug stores, health food stores, discount stores, etc. In addition to competition form these manufacturers and retailers, we competes for product sales and independent distributors with many other direct sales companies, including Shaklee, NuSkin, Unicity, Amway and Nature's Sunshine. We believe that the principal methods of competition in the direct sales marketing of nutritional products are quality, price and brand name. In addition, the recruitment, training, travel and financial incentives for the independent sales force are important factors. We believe that our products compete strongly in quality and price, but that our brand name is not well recognized in the industry at this time. We also believe that our financial incentives for our independent sales force is competitive with the financial incentives offered by our competitors. No assurance can be given that we will be successful in competing in this industry.

Research and Development

         To date, we have not conducted research and development activities as understood using generally accepted accounting principles. Rather, we identified the types of products and ingredients that we would like to produce. Perfect Source, our manufacturer, then completed the development of the products to our specifications. We believe that there are many manufacturers with whom we could contract to produce our NeoSource products. We did not spend any funds on research and development activities during the past two fiscal years.

Dependence Upon Customers and Distributors

         No single customer or distributor has been or is expected to be responsible for ten percent or more of our revenues in any given quarterly period. However, we believe that we have a core group of between six and eight distributors who significantly influence and motivate our other distributors. Our core distributors are not compensated any differently than our other distributors and participate in the same contractual arrangement with Quest as our other distributors. We do not offer distributorships for a fee and, to our knowledge, none of our distributors offer distributorships for a fee. In the future we may, however, modify our business strategy and have more than one compensation arrangements in place for our distributors. The loss of any of our core distributors would likely result in the loss of additional distributors and could have a material adverse affect on our revenues and operations. We have no arrangements in place whereby our distributors are required to continue working with Quest.

Backlog

         Orders for our products are typically shipped within one business day after receipt of an order. As a result, there is no significant backlog at any time.

Employees

         As of December 15, 2003, we employed two people who work for us on a full time basis and one person who works for us on a part-time basis. We believe that our relations with our employees are satisfactory.

Item 2. Description of Property

         Our principal offices are located at 967 West Center, Orem, Utah 84057, under terms of a one year lease with an unaffiliated lessor. Our initial lease began in September 2003. We are paying approximately $975 per month for approximately 1100 square feet of space. We believe that this office space will be adequate to meet the needs of current and expected growth during the next twelve months. If our lease was terminated, we believe that comparable office space is readily available at similar prices.

Item 3. Legal Proceedings

         None

Item 4. Submission of Matters to a Vote of Security Holders


         None




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.


Market Information

         Currently, there is no public trading market for our securities and there can be no assurance that any market will develop. If a market develops for our securities, it will likely be limited, sporadic and highly volatile. We do not have any agreements with market makers regarding the trading of our shares, but at some time in the future a market maker may make application for listing our shares.

Dividends

         To date, we have not paid dividends on our common stock. The outstanding preferred stock is not entitled to receive dividend payments. The payment of dividends on the common stock in the future, if any, is within the discretion of the Company's board of directors (the "Board") and will depend upon our earnings, capital requirements, financial condition and other factors the Board views are relevant. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our operations.

Holders of Record

         As of December 15, 2003, there were approximately three holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

         We have no securities authorized for issuance under equity compensation plans.

Issuance of Securities

         In November and December 2003, the Company raised $51,800 through the private offer and sale of 259,000 shares of Series B Convertible Preferred Stock to a limited number of sophisticated investors. The private offering was closed on December 15, 2003. The Series B Convertible Preferred Stock sold in the private offering was exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with this private offering.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

         Neither the issuer nor, to the knowledge of the issuer, any affiliated purchaser

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

         We develop and distribute a line of nutritional products that we call the NeoSource products. The NeoSource product line is comprised of seven products. Six of these products are grouped into seven different combinations called Product Sets. An antioxidant and vitamin product, called NeoGuard Chewable, is not included in any of the product sets. Our approximate net sales breakdown is as follows:

         o        70.7% of net sales are generated from sales of Product Sets.
         o 9.0% of net sales are generated from sales of individual products, excluding NeoGuard Chewable.
         o        5.2% of net sales are generated from sales of NeoGuard
                  Chewable.
         o 0.9% revenues from enrollment fees, which fees include payment for distributor kits.
         o The remaining 14.2% of our net sales are generated from miscellaneous sales and shipping fees.

Our products are nutritional supplements. Our products are not intended to diagnose, treat, cure or prevent any disease. Our products have not been evaluated by the Food and Drug Administration. We have not conducted product testing to determine whether the products are effective for the intended use.

Financial Position

         We had $47,250 in cash as of September 30, 2003, an increase of $26,070 from September 30, 2002. Working capital as of September 30, 2003 was $18,056 as compared to a working capital (deficit) of ($101,045) at September 30, 2003. These increases were primarily due to increased revenues over the prior year..

Years Ended September 30, 2003 and 2002

         During the fiscal year ended September 30, 2003 we had net sales of $817,440 and our cost of goods sold was $223,113 compared to $480,231 in net sales and a $130,515 cost of goods sold during the year ended September 30, 2002. Approximately 96% of our 2003 revenues and approximately 94% of our 2002 sales were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. Our revenues were approximately comprised of the following components:

                                                      2003              2002
                                                      ----              ----
         Sales of product sets                     $577,930           $179,144
         Sales of individual products                73,570            217,235
         Sales of NeoGuard Chewable                  42,507             35,475
         Revenues from distributors' enrollment
           fees, which includes kits                  7,976             12,600

         Shipping and handling fees                  78,665             30,925
         Miscellaneous                               36,792              4,852

         During the fiscal year ended September 30, 2003 our selling, general and administrative ("SG&A") expenses were $618,359 compared to $535,045 for the prior fiscal year. Our SG&A expenses were approximately comprised of the following components:

                                                      2003              2002
                                                      ----              ----
         Commissions                               $212,764           $110,720
         Salaries and Wages                         144,674            137,433
         Contract Labor                              22,916             10,077
         Fee Payment Expense                         60,000             60,000
         Professional Fees                           47,424             90,024
         Travel                                      39,264             34,580
         Rent                                        24,701             21,540
         Bank Service charges                        14,117              9,628
         Payroll taxes and fees                      18,747             16,878
         Misc.                                       33,752             44,165

         During the two prior fiscal years we did not conduct research and development activities. Rather, we identified the types of products and ingredients that we would like to produce. Perfect Source, our manufacturer, then completed the development of the products to our specifications. We are charged for the product purchased, but are not charged for research and development fees incurred by Perfect Source for their work in creating products utilizing the specified ingredients. We believe that there are many manufacturers with whom we could contract to produce our NeoSource products. We expect this type of arrangement to continue in the future and do not expect to incur costs relating to research and development.

         During the fiscal year ended September 30, 2003 our interest expenses was $12,330 and our interest expense for the comparable period during the prior year was $10,244. This expense was comprised primarily of interest on outstanding revolving loans.

Liquidity and Capital Resources

         We realized a net loss of $36,362 during our fiscal year ended September 30, 2003. We have not established profitable operations. These factors raise substantial doubts about our ability to continue as a going concern.

         To date, we have financed our operations principally through funds borrowed under revolving loan arrangements, private placements of equity securities and product sales. Specifically, during the fiscal year ended September 30, 2003, we generated $29,339 in net cash from operating activities and used $3,269 in cash in investing activities. As of September 30, 2003, we had $47,250 in cash, $128,625 in current assets, $110,569 in current liabilities and working capital of $18,056. At September 30, 2003, we had not committed to spend any material funds on capital expenditures.

         In October 2001 and February 2002, Quest entered into Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to Quest in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of December 15, 2003, the principal amount of $103,000 was owing under the McKinley Revolving Loans. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest are due and payable in a single balloon payment on October 18, 2004.

         In September 2001, Quest entered into Revolving Loan and Security Agreement (the "Bateman Revolving Loan") with Bateman Dynasty, LC, a Utah limited liability company ("Bateman") and a stockholder of Quest. Under the terms of the agreement, Bateman lent Quest the approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where Quest has pre-tax income in excess of $20,000 and Quest is not indebted under its current loan arrangements and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. Quest entered into this type of arrangement because, at the time, these were the best terms that it was able to negotiate for such capital.

Recent Financing Activities

         In November and December 2003, the Company raised $51,800 through the private offer and sale of Series B Convertible Preferred Stock to a limited number of sophisticated investors. The private offering was closed on December 15, 2003.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

         The following is a discussion of our critical accounting policies and estimates that management believes are material to an understanding of our results of operations and which involve the exercise of judgement or estimates by management.

         Revenue is recognized when products are shipped, which is when title passes to independent distributors and to consumers. A reserve for product returns is accrued based on historical experience. The Company generally requires cash or credit card payment at the point of sale.

         The Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment and title passage to distributors are recorded as deferred revenue.

         Independent distributors are able to earn financial benefits (retail commissions, rebates and group development bonuses) if certain monthly minimum sales qualifications are met. These financial benefits are recognized in the same period that the products are shipped to the independent distributors.

         Enrollment fees paid by independent distributors are recognized as revenue when the fee is paid.

Recent Accounting Pronouncements

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment to SFAS 123 (SFAS 148). The new guidance provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions. This statement is not expected to have a material effect on the Company's financial position or results of operations.

         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging (SFAS 149). This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. This statement is not expected to have a material effect on the Company's financial position or results of operations.

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003. This statement is not expected to have a material effect on the Company's financial position or results of operations.

Inflation

         We do not expect the impact of inflation on operations to be significant.

Risk Factors

         In addition to the risks set forth above, we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

         Because we are a new business and we have not proven our ability to generate profit, an investment in Quest is risky. We have no meaningful operating history so it will be difficult for you to evaluate an investment in our stock. Our operations are subject to all risks inherent in the creation of a new business and the marketing of new products, including the absence of a history of significant operations and of proven products which have been produced and sold over a significant period of time. We are continuing to establish many functions which are necessary to conduct business, including, managerial and administrative structure, marketing activities, financial systems, computer systems, web development and personnel recruitment. For the fiscal year ended September 30, 2003, we had $817,440 in net sales and a net loss of $36,362. We cannot assure that we will ever be profitable. Since we have not proven the essential elements of profitable operations, you will be furnishing venture capital to us and will bear the risk of complete loss of your investment in the event we are not successful.

         Our auditors have expressed doubt about our ability to continue as a going concern. Our audited financial statements have been prepared assuming that we continue as a going concern. Our auditors have noted that our revenue generating activities are not in place and we have incurred losses. As a result, our auditors have indicated that these conditions raise substantial doubt about our ability to continue as a going concern.

         At September 30, 2003 we had a nominal amount of working capital and a stockholder's (deficit) of ($201,332). As of September 30, 2003, we had assets of $137,237 current liabilities of $110,569 and a working capital of $18,056. We are devoting substantially all of our present efforts to establishing a new business. We estimate that we will need to raise at least $50,000 in additional funding to execute our business plan. This funding is needed to initiate our marketing and advertising plan by completing and publishing our advertising materials, enhance information and features of the Web site, offer Member referral incentives, deploy a distributor training program and to cover some of our operating costs over the next year. We may be unsuccessful in obtaining additional funding or funding may only be available on terms that are disadvantageous to us. If we are unsuccessful in raising additional funds it may result in the discontinuance of our business due to lack of funding. These factors raise substantial doubt about our ability to continue as a going concern.

         We do not have sufficient funding to repay outstanding debt. Our cash reserves are not sufficient to pay the amounts owing on outstanding promissory notes in the principal amount of $103,000. These obligations are due in a single balloon payment on October 18, 2004. We will be looking primarily to revenue generated from our business operations to repay these amounts. We have only a limited operating history and sales revenues. As a result, no assurance can be given that we will have the resources to repay any or all of the amounts owing under the outstanding promissory notes.

         Our assets are subject to a security interest held by McKinley Enterprises Inc. Profit Sharing Plan and Trust. Our assets are subject to a security interest held by McKinley Enterprises Inc. Profit Sharing Plan and Trust relating to outstanding promissory notes in the principal amount of $103,000. In the event we are not able to repay the amounts owing on these obligations, it will have a material adverse effect on our operations, including the possibility of requiring us to deliver all of our assets to McKinley Enterprises Inc. Profit Sharing Plan and Trust and cease operations.

         If our marketing costs exceed our estimates, it may impact our ability to continue operations. We believe we have accurately estimated our needs for the next twelve months based on our projected revenues. There can be no assurance that we have accurately projected future revenues. It is possible that our marketing costs will exceed our estimates or that our other costs will be higher than estimated. If this happens, it may impact our ability to generate revenue and we would need to seek additional funding. We have no arrangements in place whereby we could obtain additional funding.

         Our Series A Convertible Preferred stockholders are able to elect all our directors and control our future course. In November 2001, we issued 1,000,000 shares of Series A Convertible Preferred Stock. Craig Davis, our president and a director, received 334,000 of these shares and Bateman Dynasty, LC received 666,000 of these shares. Lynn Bateman is the sole manager of the Bateman Dynasty, LC. Bateman Dynasty, LC is a private limited liability company owned by the Bateman Dynasty Trust, of which Brenda M. Hall is the trustee and Mr. Bateman's grandchildren are the beneficiaries. Mr. Davis is not affiliated with Bateman Dynasty, LC. All voting rights of our stockholders are vested in and exercised by the holders of the common stock and preferred stock, voting as a single group, with each share of common stock being entitled to one (1) vote, each share of Series B Convertible Preferred Stock being entitled to one (1) vote and each share of Series A Convertible Preferred Stock being entitled to one hundred (100) votes. The holders of our Series A Convertible Preferred Stock have the ability to cast 100,000,000 of the votes entitled to vote at a meeting or other action of the stockholders. As a result, the Series A Convertible Preferred stockholders effectively have voting control of Quest with respect to all matters submitted to the vote of the stockholders, including the election of directors. The concentration of voting control may also have the effect of impeding a non-negotiated change in control which result may or may not benefit stockholders. In addition, stockholders may be disadvantaged in the event matters are put to the stockholders for approval and the interests of the holders of the Series A Convertible Preferred Stock are dissimilar to the interests of the stockholders generally.

         Our success is dependent on our ability to attract, maintain and motivate distributors. Our success depends in significant part upon our ability to attract, maintain, and motivate a large base of distributors who act as independent contractors. As of December 15, 2003, we had 132 distributors and 594 members who buy product from us but who do not act as distributors. No single distributor is responsible for fifteen percent or more of our revenues in any given quarterly period. However, we believe that we have a core group of between six and eight distributors who significantly influence and motivate our other distributors. The loss of any of our core distributors would likely result in the loss of additional distributors and could have a material adverse affect on our revenues and operations. In addition, our ability to attract distributors could be negatively affected by adverse publicity relating to our industry, our products, our operations or competition with competing businesses who may recruit our distributors. Because of the number of factors that impact the recruiting and retention of distributors, we cannot predict when or to what extent such increases or decreases in the number of distributors will occur.

         If we lose the services of Mr. Craig Davis, it is unlikely that our business could continue. We are in the development stage and require the services of our president to become established. There is intense competition for management and marketing personnel in our business. If we lost the services of our president, it is questionable whether we would be able to find a replacement and it is likely our business would fail.

         Our product formulas are not patented and could be misappropriated and used by competitors. We have no patented products that would preclude or inhibit competitors from selling products that are substantially similar to our products. We have filed trademarks applications for the names we are using to market a number of our NeoSource products. However, our NeoSource product ingredients are listed on our product labels and could be replicated by our competitors. As a result, our competitors could manufacture and market products that are substantially similar to our NeoSource products under a different label. If this occurs it is unlikely that we would have any legal recourse to prohibit such conduct.

         We depend on Perfect Source to manufacture our products. Our products were developed and are manufactured for us by Perfect Source Natural Products, Inc. Perfect Source is located in Fullerton, California and is not affiliated with Quest. We have no written agreement with Perfect Source. We submit purchase orders to Perfect Source for product meeting our specifications and, upon acceptance of such purchase orders, Perfect Source manufactures our product. There are no arrangements whereby Perfect Source has agreed or is required to continue to accept our purchase orders or manufacture product for us. We believe that the ingredients to produce our NeoSource products are widely available, that our products could be produced through a number of other third parties and that there are a large number of companies with whom we could contract to produce our product. However, any termination in our arrangement with Perfect Source might interrupt service to our customers and distributors and possibly impair our ability to market and sell products.

         We do not anticipate paying dividends in the foreseeable future. We have never paid dividends on our stock. The payment of dividends, if any, on the common stock in the future is at the discretion of the Board of Directors and will depend upon our earnings, if any, capital requirements, financial condition and other relevant factors. The Board does not intend to declare any dividends on our common stock in the foreseeable future.

         Our business could be adversely affected by currency fluctuation between the U.S. dollar and the Japanese yen. Over 90% of our sales are to purchasers in Japan. Payment for our products is required prior to shipping and all sales are paid for in U.S. dollars. If the U.S. dollar strengthens against the Japanese yen, our products will become more expense to purchasers in Japan which could adversely impact our sales.

         We have no independent directors serving on our Board of Directors. As a result, our Board may be influenced by the concerns, issues or objectives of management to a greater extent than would occur with independent board members. In addition, we do not have the benefit of having persons independent of management review, comment and direct our corporate strategies and objectives.

         We have an obligation to make payments to Bateman Dynasty, LC in perpetuity which will result in a reduction in our profits, if any. In September 2001, we entered into Revolving Loan and Security Agreement with Bateman Dynasty, LC, a Utah limited liability company and a stockholder. Under the terms of the agreement, Bateman lent us approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where Quest has pre-tax income in excess of $20,000 and Quest is not indebted under its current loan arrangements and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. We entered into this type of arrangement because, at the time, these were the best terms that we were able to negotiate for capital.

         We do not anticipate paying dividends in the foreseeable future. The Company does not currently intend to pay cash dividends on its common or preferred stock and does not anticipate paying such dividends at any time in the foreseeable future. At present, the Company will follow a policy of retaining all of its earnings, if any, to finance the development and expansion of its business.

         There is not a public market for the Company's securities. The Company's outstanding securities are not listed on any public market. There can be no assurance that the Company's securities will ever be listed on a public market, or that if they are listed, that a regular and established market will be developed and maintained for the securities. There can also be no assurance as to the depth or liquidity of any such market for the common stock or the prices at which holders may be able to sell the shares. As a result, an investment in our securities may be illiquid, and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

Item 7. Financial Statements

         See index to consolidated financial statements and consolidated financial statement schedules beginning on page F-1 hereof.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None

Item 8A. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

         Set forth below is certain information concerning our directors and executive officers as of December 15, 2003.

                                                                  With the
    Name          Age          Position                        Company Since
    ----          ---          --------                        -------------
Craig Davis       45     President and Director                     2001

Teresa Fackrell   32     Vice President, Secretary, Treasurer
                         & Director                                 2001

Brenda Hall       35     Director                                   2001
------------------

         Craig Davis. Mr. Davis is our president and a director. He has been a director and officer since August 2001 and his term as a director expires at the next annual meeting of stockholders. Mr. Davis has been involved in the direct sales business for approximately thirteen years as a corporate executive or industry consultant. Mr. Davis has experience in the marketing and selling of nutritional products. Mr. Davis does not have prior experience in research and development activities for nutritional products. From 1996 to 1998, Mr. Davis was the Executive Vice President of Global Connections, a private company, and his duties included information systems, warehousing, inventory and customer service oversight. Global Connections' principal business involved procuring overstocked and discontinued products and selling them to independent distributors and customers at discount prices. While Mr. Davis does not have personal knowledge of the details, it is his understanding that Global Connections went through some kind of reorganization with another company and is no longer conducting business under the Global Connection name. From 1998 to 1999 Mr. Davis was the Director of support services for Nu Skin Enterprises, Inc., a public company, and his duties involved management of ISP and telecommunications service centers. Nu Skin Enterprises, Inc. is a multinational direct sales company. Nu Skin Enterprises, Inc. was Founded in 1984 and has expanded into more than 30 markets worldwide with products being sold one-to-one by over 500,000 active distributors through three fully owned subsidiaries, Nu Skin, Pharmanex and Big Planet. Nu Skin distributes personal care products with an emphasis on skin care. Pharmanex distributes nutritional products. Big Planet provides Internet and Web page hosting service, mobile phone and voice mail service and web mail service. From 1999 to 2001 Mr. Davis was the Chief Operating Officer of One World Online.com, a public company, and his duties involved product development and purchasing, information systems, customer support and human resources oversight. One World Online provided its members Internet and Web page hosting service, miscellaneous discount merchandise and purchase incentives on the Internet. One World Online ceased to conduct business in 2001. Prior to 1996 Mr. Davis work as either an executive or consultant for Neways, Enrich International, 2021 Software and others. His range of experience includes product development and marketing, international business development and operations. Mr. Davis is not engaged in consulting work or providing other services to his prior employers.

         Teresa Fackrell. Ms. Fackrell is our vice president, secretary, treasurer and a director. She has been an officer since August 2001, a director since May 2002 and her term as a director expires at the next annual meeting of stockholders. Ms. Fackrell has been employed by several direct sales companies during the past ten years in a wide range of management and operations assignments for established public companies and a operations consultant for start-up companies. She has experience in the marketing and selling of nutritional products. Ms. Fackrell does not have prior experience in research and development activities for nutritional products. Her prior assignments include, director of Business Operations for Global Connections from 1995 to 1998 and her duties included management of customer service and data processing. Ms. Fackrell acted as Director of Business Operations for Big Planet from 1998 to 2000 and her duties included management of business processes and data processing. Ms. Fackrell acted as Director of Business Operations for One World

Online.com from 2000 to 2001 and her duties included management of business processes and data processing. Ms. Fackrell is not engaged in consulting work or providing other services to her prior employers.

         Brenda Hall. Ms. Hall has been a director since August 2001 and her term as a director expires in 2002. For the past five years Ms. Hall has been principally employed as the president of Dassity, Inc., a private company. Dassity, Inc. provides bookkeeping, accounting and other services. Ms. Hall's duties at Dassity, Inc. include bookkeeping and accounting services. She does not have prior experience in the nutritional products industry.

         The executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

         Our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.

Item 10. Executive Compensation

         The table below set forth certain information concerning compensation we paid to our president (chief executive officer) and all other executive officers with annual compensation in excess of $100,000, determined for the year ended September 30, 2003 (the "Named Executive Officers").

Summary Compensation Table. The following table provides certain information regarding compensation paid to the Named Executive Officers.

                                             SUMMARY COMPENSATION TABLE

                                           Annual Compensation                     Awards          Payouts
                                           -------------------                     ------          -------
                                                                           Restricted    Stock                   All Other
        Name and                                          Other Annual     Stock        Options/    LTIP        Compensation
   Principal Position       Year Salary ($)  Bonus ($)   Compensation($)   Awards ($)    SAR(#)    Payouts($)       ($)
   ------------------       ---- ----------  ---------   ---------------   ----------    ------    ----------   ------------
Craig Davis,                2001 5,000 (1)      ---            ---            ---         ---         ---           ---
President and Director      2002   60,000       ---            ---            ---         ---         ---           ---
                            2003   60,000       ---            ---            ---         ---         ---           ---

------------------

(1) Quest was incorporated in August 2001. This amount represents salary paid from August 2001 through September 30, 2001. During this period Mr. Davis was entitled to an additional payment of $5,000, which amount has not been paid and has been accrued by Quest.

Compensation of Directors

         We paid no cash fees or other consideration to our directors for service as directors during the last three fiscal years. We have made no agreements regarding future compensation of directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the Board of Directors.

Employment Agreement

         We have entered into an employment agreement with Craig Davis for a term expiring in September 2004, subject to automatic renewal for successive one year periods unless notice of termination of given by either party within thirty days of the expiration of the then current term. His employment agreement provides that he shall receive (i) an annual salary of $60,000, (ii) increases in his annual salary if and when Quest reaches targeted sales amounts, (iii) bonuses in an amount equal to 1.2% of monthly net sales, provided that Quest has monthly pre-tax monthly income in excess of $10,000 and Quest is not indebted under its current loan arrangements, and (iv) may participate in other benefits offered to Quest employee's generally. The employment agreement also provides for a six-month non-compete.

Indemnification for Securities Act Liabilities

         Nevada law authorizes, and our Bylaws and Certificate of Incorporation provide for, indemnification of our directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted for directors, officers and controlling persons pursuant to the foregoing, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Compensation Committee Interlocks and Insider Participation

         None of our executive officers serve on our compensation committee (or in a like capacity) or on the compensation committees of any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Common Stock

         Except as otherwise notes, the following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 15, 2003, for: (i) each person who is known by us to beneficially own more than five percent of the our common stock, (ii) each of our directors,
(iii) our Named Executive Officer, and (iv) all directors and executive officers as a group. As of December 15, 2002, we had 10,000,000 shares of common stock outstanding.

     Name and Address              Common
       of Beneficial               Shares            % of Total        % of Total
         Owner (1)           Beneficially Owned        Common         Voting Power           Position
    -----------------        ------------------      -----------      ------------           --------
Craig A. Davis (2)                 2,000,000            20%                32%         President & Director
Teresa Fackrell                    1,000,000            10%                 *          Secretary, Treasurer
                                                                                         & Director
Brenda Hall                           --                 --                --          Director
Executive Officers and             3,000,000            30%                32%
   Directors as a Group
   (three persons)
Bateman Dynasty, LC (3)            7,000,000            70%                67%
1065 W. 1150 S.,
Provo, Utah 84601

* Less than one percent (1%)

--------------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as our address.
(2) Does not include 334,000 shares of Series A Convertible Preferred Stock that are held by Mr. Davis.

(3) These shares are owned by Bateman Dynasty, LC, a private limited liability company owned by the Bateman Dynasty Trust, of which Brenda M. Hall is the trustee and Mr. Lynn Bateman's grandchildren are the beneficiaries. Mr. Bateman is the sole manager of the Bateman Dynasty, LC which is deemed to have sole voting and dispositive powers with respect to these shares. Does not include 666,000 shares of Series A Convertible Preferred Stock that are held by Bateman Dynasty, LC.

Preferred Stock

         We currently have issued and outstanding 1,000,000 shares of Series A Convertible Preferred Stock. Mr. Davis owns 334,000 of these shares, which comprises approximately 33% of our outstanding Series A Convertible Preferred Stock. Bateman Dynasty, LC owns 666,000 of these shares, which comprises approximately 67% of our outstanding Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible into common stock on a one-for-two basis and each share is entitled to 100 votes at a meeting of stockholders.

         The Company also has outstanding 259,000 shares of Series B Convertible Preferred Stock. None of the Series B Convertible Preferred Stock is owned by persons identified in the above table. The Series B Convertible Preferred Stock is convertible into common stock on are one-for-one basis after August 1, 2004 and each share is entitled to one vote at a meeting of stockholders.

Changes in Control

         We are not aware of any arrangements which may, at a subsequent date, result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions

         In October 2001, Quest entered into a Revolving Loan and Security Agreement with Craig Davis, Quest's president and a director. Under the terms of the agreement, from October 2001 through April 30, 2002 Mr. Davis agreed to make periodic loans to Quest in an aggregate principal amount at any one time outstanding not to exceed $100,000. Quest did not draw down any funds under this loan. As additional consideration to lend the funds if drawn upon by Quest, Mr. Davis received 1,000,000 shares of common stock pursuant to the revolving loan arrangement.

         In October 2001 and February 2002, Quest entered into Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). The trustee and participant of McKinley is David Nemelka. Mr. Nemelka is a business acquaintance of both Mr. Davis and Ms. Hall. Due in part to this relationship, McKinley entered into the McKinley Revolving Loans and McKinley's relationship to Quest is that of a lender. Under the terms of the agreements, McKinley agreed to make periodic loans to Quest in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of December 15, 2003, the principal amount of $103,000 was owing under the McKinley Revolving Loans. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest are due and payable in a single balloon payment on September 18, 2004.

         In September 2001, Quest entered into Revolving Loan and Security Agreement (the "Bateman Revolving Loan") with Bateman Dynasty, LC, a Utah limited liability company ("Bateman") and a stockholder of Quest. Under the terms of the agreement, Bateman lent Quest the approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where Quest has pre-tax income in excess of $20,000 and Quest is not indebted under its current loan arrangements and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

         Listed on page 24 hereof.

Reports on Form 8-K

         None

Item 14. Principal Accountant Fees and Services

Audit Fees

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2003 and 2002 were $6,105 and $7,420, respectively.

Audit Related Fees

         The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2003 and 2002 were $2,600 and $6,144, respectively.

Tax Fees

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2003 and 2002 were $0 and $2,901, respectively. The fees charged in 2002 related mainly to work relating to the Company's registration statement on Form SB-2. All Other Fees

         The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended September 30, 2003 and 2002 were $600 and $6440, respectively.

Audit Committee

         The Company's Board of Directors functions as its audit committee. The board of directors pre-approval policies. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               QUEST GROUP INTERNATIONAL, INC.
                                               (Registrant)



Date: December 22, 2003                        By  /s/ Craig Davis
                                                 -------------------------------
                                               Craig Davis,
                                               President and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                         Title                          Date


 /s/ Craig Davis         President and Director (Principal     December 22, 2003
---------------------    Executive Officer and Principal
Craig Davis              Financial and Accounting Officer)


 /s/ Teresa Fackrell     Vice President, Secretary,            December 22, 2003
---------------------    Treasurer & Director
Teresa Fackrell


 /s/ Brenda Hall         Director                              December 22, 2003
---------------------
Brenda Hall

                                  EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
-----------                       ----------------------

3(i).1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3(i).1 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

3(i).2 Certificate of Designation for the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3(i).2 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

3(i).3 Certificate of Amendment to the Certificate of Designation (Incorporated by reference to Exhibit 3(i).3 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

3(i).4            Certificate of Designation for the Series B Convertible
                  Preferred Stock

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

14.1              Code of Ethics

31.1 Certification by Craig Davis under Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
-----------                       ----------------------

31.2 Certification by Craig Davis under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Craig Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                         QUEST GROUP INTERNATIONAL, INC.

                                      INDEX

                                                                 Page


Report of Independent Public Accountants                          F-2

Balance Sheets                                                    F-3

Statements of Operations                                          F-4

Statements of Stockholders' Deficit                               F-5

Statements of Cash Flows                                          F-6

Notes to Financial Statements                                     F-7

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and

Board of Directors of
Quest Group International, Inc.

We have audited the accompanying balance sheets of Quest Group International, Inc., as of September 30, 2003 and 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Group International, Inc., as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss and has a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


JONES SIMKINS LLP
Logan, Utah
November 14, 2003

                                         QUEST GROUP INTERNATIONAL, INC.
                                                 BALANCE SHEETS
                                           September 30, 2003 and 2002


                           ASSETS                                                      2003              2002
                                                                                 ---------------    --------------
Current assets:
  Cash                                                                           $        47,250            21,180
  Accounts receivable                                                                     26,098            11,418
  Inventories                                                                             55,277            34,441
  Short-term deposits                                                                          -             4,000
                                                                                 ---------------    --------------

          Total current assets                                                           128,625            71,039

Property and equipment, net                                                                6,637             5,027
Deposits                                                                                   1,975             1,075
                                                                                 ---------------    --------------

          Total assets                                                           $       137,237            77,141
                                                                                 ===============    ==============


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                               $        60,450            43,630
  Accrued expenses                                                                        45,092            25,454
  Related party notes payable                                                              5,027                 -
  Notes payable                                                                                -           103,000
                                                                                 ---------------    --------------

          Total current liabilities                                                      110,569           172,084

Related party notes payable                                                                    -             5,027
Notes payable                                                                            103,000                 -
Related party fee payment payable                                                        125,000            65,000
                                                                                 ---------------    --------------

        Total liabilities                                                                338,569           242,111
                                                                                 ---------------    --------------

Commitments                                                                                    -                 -

Stockholders' deficit:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, 1,000,000 shares issued and outstanding                                  1,000             1,000
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 10,000,000 shares issued and outstanding                                10,000            10,000
    Additional paid-in capital                                                            68,000            68,000
    Accumulated deficit                                                                 (280,332)         (243,970)
                                                                                 ---------------    --------------

          Total stockholders' deficit                                                   (201,332)         (164,970)
                                                                                 ---------------    --------------

          Total liabilities and stockholders' deficit                            $       137,237            77,141
                                                                                 ===============    ==============



                                 See accompanying notes to finanical statements.

                                                      F-3

                                 QUEST GROUP INTERNATIONAL, INC.
                                    STATEMENTS OF OPERATIONS
                             Years Ended September 30, 2003 and 2002



                                                                                 2003                  2002
                                                                         -------------------    ------------------
Sales, net                                                               $           817,440               480,231

Cost of goods sold                                                                   223,113               130,515
                                                                         -------------------    ------------------

          Gross profit                                                               594,327               349,716

Selling, general and administrative expenses                                        (618,359)             (535,045)
                                                                         -------------------    ------------------

          Loss from operations                                                       (24,032)             (185,329)

Interest expense                                                                     (12,330)              (10,244)
                                                                         -------------------    ------------------

          Loss before income taxes                                                   (36,362)             (195,573)

Provision for income taxes                                                                 -                     -
                                                                         -------------------    ------------------

          Net loss                                                       $           (36,362)             (195,573)
                                                                         ===================    ==================


Loss per common share - basic and diluted                                $              (.01)                 (.02)
                                                                         ===================    ==================


Weighted average common shares - basic and diluted                                10,000,000             9,833,000
                                                                         ===================    ==================

                               See accompanying notes to finanical statements.

                                                    F-4

                                                 QUEST GROUP INTERNATIONAL, INC.
                                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                                             Years Ended September 30, 2003 and 2002



                                         Preferred Stock           Common Stock      Additional   Preferred
                                      ----------------------  ----------------------   Paid-In      Stock     Accumulated
                                        Shares      Amount       Shares     Amount     Capital   Subscription   Deficit     Total
                                      ----------- ----------  ----------- ---------- ----------  ------------ ----------  ---------
Balance at October 1, 2001                     -  $       -    9,000,000  $   9,000  $  61,000    $   1,000   $ (48,397)  $  22,603

Issuance of preferred stock            1,000,000      1,000            -          -          -       (1,000)          -           -

Issuance of common stock for services          -          -    1,000,000      1,000      7,000            -           -       8,000

Net loss                                       -          -            -          -          -            -    (195,573)   (195,573)
                                       ---------  ---------   ----------  ---------  ---------    ---------   ---------   ---------

Balance at September 30, 2002          1,000,000      1,000   10,000,000     10,000     68,000            -    (243,970)   (164,970)

Net loss                                       -          -            -          -          -            -     (36,362)    (36,362)
                                       ---------  ---------   ----------  ---------  ---------    ---------   ---------   ---------

Balance at September 30, 2003          1,000,000  $   1,000   10,000,000  $  10,000  $  68,000    $       -   $(280,332)  $(201,332)
                                       =========  =========   ==========  =========  =========    =========   =========   =========



                                      See accompanying notes to finanical statements.

                                                          F-5

                                         QUEST GROUP INTERNATIONAL, INC.
                                            STATEMENTS OF CASH FLOWS
                                     Years Ended September 30, 2003 and 2002



                                                                                   2003                   2002
                                                                              ---------------        --------------
Cash flows from operating activities:
Net loss                                                                      $       (36,362)             (195,573)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation expense                                                             1,659                     -
       Stock compensation expense                                                           -                 8,000
       (Increase) decrease in:
         Accounts receivable                                                          (14,680)              (11,418)
         Inventories                                                                  (20,836)              (18,260)
         Short-term deposits                                                            4,000                18,967
         Prepaid expenses                                                                   -                 2,034
         Deposits                                                                        (900)                 (250)
       Increase in:
         Accounts payable                                                              16,820                37,466
         Accrued expenses                                                              19,638                17,067
         Related party fee payment payable                                             60,000                60,000
                                                                              ---------------        --------------

            Net cash provided by (used in) operating activities                        29,339               (81,967)
                                                                              ---------------        --------------

Cash flows from investing activities:
Purchase of fixed assets                                                               (3,269)                    -
                                                                              ---------------        --------------

            Net cash used in investing activities                                      (3,269)                    -
                                                                              ---------------        --------------

Cash flows from financing activities:
Proceeds from notes payable                                                                 -               103,000
Proceeds from related party notes payable                                                   -                25,000
Principal payments on related party notes payable                                           -               (50,000)
                                                                              ---------------        --------------

            Net cash provided by financing activities                                       -                78,000
                                                                              ---------------        --------------

            Net increase (decrease) in cash                                            26,070                (3,967)

Cash, beginning of year                                                                21,180                25,147
                                                                              ---------------        --------------

Cash, end of year                                                             $        47,250                21,180
                                                                              ===============        ==============



                             See accompanying notes to finanical statements.

                                                 F-6

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Organization
------------

Quest Group International, Inc. (the Company) was organized under the laws of the State of Nevada on August 14, 2001. The Company's business activity involves the marketing and distribution of nutritional supplements. The Company sells its products through independent distributors across the United States and in Japan.

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Inventories
-----------

Inventories consist primarily of purchased finished goods and are valued at the lower of cost or market using the first-in first-out (FIFO) method.

Property and Equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations

Property and equipment consists of office equipment with a cost of $8,296 and $5,027 and accumulated depreciation of $1,659 and $0 as of September 30, 2003 and 2002, respectively.

Short-term Deposits
-------------------

Short-term deposits consist of cash deposits with the manufacturer of the Company's products. These deposits will be applied against the cost of the products upon delivery from the manufacturer.

Income Taxes
------------

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Revenue Recognition
-------------------

Revenue is recognized when products are shipped, which is when title passes to independent distributors and to consumers. A reserve for product returns is accrued based on historical experience. The Company generally requires cash or credit card payment at the point of sale.

The Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment and title passage to distributors are recorded as deferred revenue.

Independent distributors are able to earn financial benefits (retail commissions, rebates and group development bonuses) if certain monthly minimum sales qualifications are met. These financial benefits are recognized in the same period that the products are shipped to the independent distributors.

Enrollment fees paid by independent distributors are recognized as revenue when the fee is paid.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Shipping and Handling Costs
---------------------------

The Company classifies shipping and handling costs as selling expenses in the statement of income. Shipping and handling costs totaled approximately $76,000 and $31,000 for 2003 and 2002, respectively.

Research and Development
------------------------

Research and development costs are expenses as incurred.

Advertising
-----------

Advertising costs are charged to expense when they first take place. Advertising costs for 2003 and 2002 were $10,817 and $3,244, respectively.

Earnings Per Share
------------------

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.

Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at September 30, 2003 and 2002.

Concentration of Credit Risk
----------------------------

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Going Concern
----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2003, the Company had incurred a loss from operations and had an accumulated deficit. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


Note 2 - Going Concern (continued)
----------------------------------

The Company's ability to continue as a going concern is subject to the Company's ability to obtain profitable operations or to obtain necessary funding from outside sources. Management anticipates that operations will begin to provide positive cash flows during the next fiscal year or that funding will be available to the Company at acceptable terms. However, there can be no assurance they will be successful.


Note 3 - Related Party Notes Payable
------------------------------------

Related party notes payable consist of the following:

Dassity, Inc.
-------------

On September 30, 2002, the Company entered into a note payable with Dassity, Inc., the shareholder of Dassity, Inc. is a Director of the Company. The note is due on October 1, 2003 is non-interest bearing and is secured by the Company's property and equipment. The note had a balance of $5,027 on September 30, 2003 and 2002. Subsequent to year end the note was paid in full.

Craig Davis
-----------

In October 2001, the Company entered into a Revolving Loan and Security Agreement with Craig Davis, the Company's president and a director. Under the terms of the agreement, from November 1, 2001 through April 30, 2002, Mr. Davis agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $100,000. The Company did not draw down any funds under this loan. This agreement has expired.

As additional consideration to lend the funds if drawn upon by the Company, Mr. Davis received 1,000,000 shares of common stock pursuant to the revolving loan arrangement. The 1,000,000 common shares issued to Mr. Davis for his commitment to lend funds under the Revolving Loan and Security Agreement, was recorded as a finance charge and included in "general and administrative expenses" on the statement of operations in the amount of $8,000 or $.008 per share.


Note 4 - Related Party Fee Payment Payable
------------------------------------------

The Company has entered into an agreement with Bateman Dynasty, LC (a major stockholder of the Company) which requires the Company to make monthly and quarterly payments. The monthly payments (referred to as fee payments) are $5,000 and increase to $10,000 in any month that net sales exceed $200,000 and increase to $20,000 in any month that net sales exceed $1,000,000. The monthly fee payments are due on the last day of the month following any month in which net sales exceed $100,000. The quarterly payments (referred to as override bonus payments) are two percent of net sales, when average pre-tax monthly income exceeds $20,000 and no other amounts are owed under the related party note payable referred to above. The fee payments and override bonus payments run in perpetuity.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


Information related to the fee payments and override bonus payments are as follows:


                                                   Years Ended
                                                   September 30,
                                                   -------------
                                                2003            2002
                                                ----            ----
Fee Payments:
     Payable                               $  125,000      $   65,000
                                           ==========      ==========
     Expense                               $   60,000      $   60,000
                                           ==========      ==========
Override Bonus Payments:
     Payable                               $        -      $        -
                                           ==========      ==========
     Expense                               $        -      $        -
                                           ==========      ==========

Note 5 - Notes Payable
----------------------

In October 2001 and February 2002, the Company entered into Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to the Company in an aggregate principal amount any one time outstanding not to exceed $103,000. As of September 30, 2003 and 2002, the principal amount of $103,000 was owing under the McKinley Revolving Loans. All amounts lent were evidenced by promissory notes that bear interest at ten percent. Principal and accrued interest is due and payable in a single balloon payment on October 18, 2004. Accrued interest at September 30, 2003 and 2002 was approximately $18,000 and $8,000, respectively, and is included in accrued expenses on the balance sheet.


Note 6 - Income Taxes
---------------------

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

                                                         September 30,
                                                    2003              2002
                                                 ----------        ----------

         Income tax benefit at statutory rate    $  (12,000)          (72,000)
         Change in valuation allowance               12,000            72,000
                                                 ----------        ----------
                                                 $        -                 -
                                                 ==========        ==========

         Deferred tax assets (liabilities) are
         comprised of the following:
                                                          September 30,
                                                     2003              2002
                                                 ----------        ----------

         Net operating loss carryforwards        $   48,000            57,000
         Fee payment payable                         43,000            22,000
                                                 ----------        ----------
                                                     91,000            79,000

         Valuation allowance                        (91,000)          (79,000)
                                                 ----------        ----------
                                                 $        -                 -
                                                 ==========        ==========
A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


Note 6 - Income Taxes (continued)
---------------------------------

As of September 30, 2003, the Company had net operating loss carryforwards of approximately $152,000. These carryforwards begin to expire in 2021. If substantial changes in the Company's ownership should occur there would be an annual limitation of the amount of NOL carryforward which could be utilized. Also, the ultimate realization of this carryforward is due, in part, on the tax law in effect at the time and future events that cannot be determined.


Note 7 - Supplemental Cash Flow Information
-------------------------------------------

For the years ended September 30, 2003 and 2002, the Company paid interest of $2,030 and $2,321, respectively.

No amounts were paid for income taxes during the years ended September 30, 2003 and 2002.

During the year ended September 30, 2002, the Company acquired office furniture and equipment in exchange for a related party note payable of $5,027.


Note 8 - Preferred Stock
------------------------

The Company has authorized 5,000,000 shares of preferred stock with a par value of $.001, and established a series of preferred shares designated as Series A Convertible Preferred Stock, consisting of 1,000,000 shares. The Series A Convertible Preferred Stock has the following rights and privileges:

o The holders of the shares are entitled to one hundred (100) votes for each share held.
o Upon the liquidation of the Company, the holders of the shares will rank equally with the holders of common shares.
o        The holders of the shares are not entitled to dividends.
o The shares are convertible at the option of the holder at any time into common shares, at a conversion rate of one share of Series A Convertible Preferred Stock for two shares of common stock

At September 30, 2001, the Company had received subscriptions for 1,000,000 shares of Series A Convertible Preferred Stock for $1,000. The subscribers were Craig Davis (the Company's president) for 334,000 shares and Bateman Dynasty, LC (the Company's majority common shareholder) for 666,000 shares. At September 30, 2002, the 1,000,000 subscribed shares were issued and outstanding.


Note 9 - Geographic Sales Information
-------------------------------------

The Company's sales by geographic area was approximately as follows:

                                                       Years Ended
                                                      September 30,
                                                      -------------
                                                  2003              2002
                                                  ----              ----
         United States                      $     33,000       $     31,000
         Japan                                   784,000             449,000
                                            ------------       -------------
                                            $    817,000       $     480,000
                                            ============       =============

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


Note 10 - Commitments
---------------------

Employment Agreements
---------------------

The Company has entered into an annual employment agreement with Craig Davis, the Company's president. The agreement is subject to automatic renewal for successive one year periods unless notice of termination is given by either party within thirty days of the expiration of the then current term. His employment agreement provides that he shall receive (i) an annual salary of $60,000, (ii) increases in his annual salary if and when the Company reaches targeted sales amounts, (iii) bonuses in an amount equal to 1.2% of monthly net sales, provided that the Company has monthly pre-tax income in excess of $10,000 and the Company is not indebted under its current loan arrangements, and (iv) may participate in other benefits offered to employee's generally. The employment agreement also provides for a six-month non-compete.

The Company also has entered into an annual employment agreement with Teresa Fackrell. The agreement is subject to automatic renewal for successive one year periods unless notice of termination is given by either party within thirty days of the expiration of the then current term. Her employment agreement provides that she shall receive (i) an annual salary of $60,000, (ii) increases in her annual salary if and when the Company reaches targeted sales amounts, (iii) bonuses in an amount equal to .8% of monthly net sales, provided that the Company has monthly pre-tax income in excess of $20,000 and the Company is not indebted under its current loan arrangements, and (iv) may participate in other benefits offered to employee's generally. The employment agreement also provides for a six-month non-compete.


Note 11 - Fair Value of Financial Instruments
---------------------------------------------

The Company's financial instruments consist of cash, accounts receivable, payables and notes payable. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the notes bear interest at market interest rates.


Note 12 - Recent Accounting Pronouncements
------------------------------------------

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation
- Transition and Disclosure, an Amendment to SFAS 123 (SFAS 148). The new guidance provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions. This statement is not expected to have a material effect on the Company's financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging (SFAS 149). This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. This statement is not expected to have a material effect on the Company's financial position or results of operations.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


Note 12 - Recent Accounting Pronouncements (continued)
------------------------------------------------------

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003. This statement is not expected to have a material effect on the Company's financial position or results of operations.







                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]