Form 10QSB
period 2003-12-31
QUEST GROUP INTERNATIONAL INC
filed 2004-02-17
CIK 1174228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2003

                         Commission File Number 0-26694

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


                         967 W Center, Orem, Utah 84057
                   -----------------------------------------
                    (Address of principal executive offices)


                                 (801) 765-1301
                          ---------------------------
                           (Issuer's telephone number)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

             Class                         Outstanding as of February 10, 2004
------------------------------             ------------------------------------
 Common Stock, $.001 par value                      10,000,000 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

         Unaudited Condensed Balance Sheets                                 3
           As of December 31, 2003 and September 30, 2003

         Unaudited Condensed Statements of Operations                       4
           For the three month periods ended December 31, 2003
           and December 31, 2002

         Unaudited Condensed Statements of Cash Flows                       5
           For the three month periods ended December 31, 2003
           and December 31, 2002

         Notes to Unaudited Condensed Financial Statements                  7

Item 2: Management's Discussion and Analysis and Plan of Operation          8

Item 3: Controls and Procedures                                            10



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                 11

Item 2:  Changes in Securities                                             11

Item 3:  Defaults upon Senior Securities                                   11

Item 4:  Submission of Matters to a Vote of Security Holders               11

Item 5:  Other Information                                                 11

Item 6:  Exhibits and Reports on Form 8-K                                  11

Signatures                                                                 12

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                         QUEST GROUP INTERNATIONAL, INC.
                                                 BALANCE SHEETS


                                                                                      December 31,    September 30,
                                                                                        2003              2003
                           ASSETS                                                     (Unaudited)       (Audited)
                                                                                   --------------    --------------
Current assets:
  Cash                                                                             $      114,219            47,250
  Accounts receivable                                                                      25,076            26,098
  Inventories                                                                              50,835            55,277
                                                                                   --------------    --------------

          Total current assets                                                            190,130           128,625

Property and equipment, net                                                                 8,202             6,637
Deposits                                                                                    1,446             1,975
                                                                                   --------------    --------------

          Total assets                                                             $      199,778           137,237
                                                                                   ==============    ==============


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                 $       30,042            60,450
  Accrued expenses                                                                         53,131            45,092
  Related party notes payable                                                                   -             5,027
  Notes payable                                                                           103,000                 -
                                                                                   --------------    --------------

          Total current liabilities                                                       186,173           110,569

Notes payable                                                                                   -           103,000
Related party fee payment payable                                                         135,000           125,000
                                                                                   --------------    --------------

        Total liabilities                                                                 321,173           338,569
                                                                                   --------------    --------------

Commitments                                                                                     -                 -

Stockholders' deficit:
    Series A preferred stock, $.001 par value, 1,000,000 shares
      designated, 1,000,000 shares issued and outstanding                                   1,000             1,000
    Series B preferred stock, $.001 par value, 500,000 shares
      designated, 259,000 shares issued and outstanding                                       259                 -
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 10,000,000 shares issued and outstanding                                 10,000            10,000
    Additional paid-in capital                                                            119,541            68,000
    Accumulated deficit                                                                  (252,195)         (280,332)
                                                                                   --------------    --------------

          Total stockholders' deficit                                                    (121,395)         (201,332)
                                                                                   --------------    --------------

          Total liabilities and stockholders' deficit                              $      199,778           137,237
                                                                                   ==============    ==============


                                        See accompanying notes to financial statements.

                                                               3

                                         QUEST GROUP INTERNATIONAL, INC.
                                       UNAUDITED STATEMENTS OF OPERATIONS
                                  Three Months Ended December 31, 2003 and 2002


                                                                                 2003                 2002
                                                                           -----------------    ----------------
Sales, net                                                                 $         353,090             191,302

Cost of goods sold                                                                   101,659              49,549
                                                                           -----------------    ----------------
          Gross profit                                                               251,431             141,753

General and administrative expenses                                                  220,537             140,117
                                                                           -----------------    ----------------

          Income from operations                                                      30,894               1,636

Interest expense                                                                      (2,757)             (2,757)
                                                                           -----------------    ----------------

          Income (loss) before income taxes                                           28,137              (1,121)

Provision for income taxes                                                                 -                   -
                                                                           -----------------    ----------------

          Net income (loss)                                                $          28,137              (1,121)
                                                                           =================    ================


Income (loss) per common share - basic and diluted                         $             .00                (.00)
                                                                           =================    ================


Weighted average common shares - basic and diluted                                10,000,000          10,000,000
                                                                           =================    ================


                                 See accompanying notes to financial statements.

                                                       4

                                         QUEST GROUP INTERNATIONAL, INC.
                                       UNAUDITED STATEMENTS OF CASH FLOWS
                                 Three Months Ended December 31, 2003 and 2002


                                                                                   2003                   2002
                                                                              ---------------       ---------------
Cash flows from operating activities:
Net income (loss)                                                             $        28,137                (1,121)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation expense                                                               415                   251
       (Increase) decrease in:
         Accounts receivable                                                            1,022                 9,295
         Inventories                                                                    4,442                 4,098
         Deposits                                                                         529                     -
       Increase (decrease) in:
         Accounts payable                                                             (30,408)               (9,717)
         Accrued expenses                                                               8,039                 1,474
         Related party fee payment payable                                             10,000                15,000
                                                                              ---------------       ---------------

            Net cash provided by operating activities                                  22,176                19,280
                                                                              ---------------       ---------------

Cash flows from investing activities:
Purchase of fixed assets                                                               (1,980)                    -
                                                                              ---------------       ---------------
            Net cash used in investing activities                                      (1,980)                    -

Cash flows from financing activities:
Proceeds from sale of preferred stock                                                  51,800                     -
Payments on related party notes payable                                                (5,027)                    -
                                                                              ---------------       ---------------

            Net cash provided by financing activities                                  46,773                     -
                                                                              ---------------       ---------------

            Net increase in cash                                                       66,969                19,280

Cash, beginning of period                                                              47,250                21,180
                                                                              ---------------       ---------------

Cash, end of period                                                           $       114,219                40,460
                                                                              ===============       ===============

                                 See accompanying notes to financial statements.

                                                        5

                         QUEST GROUP INTERNATIONAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB previously filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the expected results for the full year ended September 30, 2004.

Note 2 - Notes Payable

During the year ended September 30, 2003, the Company extended the due date of the McKinley Revolving Loans. The due date of the notes and the accrued interest is now October 18, 2004. At December 31, 2003 and 2002, the principal and interest outstanding was $103,000 and $20,824 respectively. The accrued interest is included on the balance sheet under the accrued expenses line.

Note 3 - Capital Stock

The Company has established a series of preferred stock with a total of 5,000,000 authorized shares and a par value of $.001, and one series of common stock with a par value of $.001 and a total of 50,000,000 authorized shares.

Note 4 - Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB previously filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's condensed results of operations and financial condition. The discussion should be read in conjunction with the financial statements included in our annual report on Form 10-KSB, and notes thereto.

Financial Position
------------------

         We had $114,219 in cash as of December 31, 2003, as compared to $47,250 in cash at September 30, 2003. Working capital as of December 31, 2003 was $3,957 as compared to a working capital (deficit) of ($18,056) as of September 30, 2003. The increase in working capital was primarily due to earnings.

Three Months Ended December 31, 2003 and 2002
---------------------------------------------

         During the three months ended December 31, 2003, we had net sales of $353,090 and our cost of goods sold was $101,659. Approximately 96% of these revenues were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. During the three months ended December 31, 2002, we had net sales of $191,302 and our cost of goods sold was $49,549. During these periods our revenues were approximately comprised of the following components:

                                                3 Months Ended December 31, 2003   3 Months Ended December 31, 2002
                                                --------------------------------   --------------------------------
Product Sales                                                315,572                             170,731
Revenues from distributors' enrollment fees,
 which includes kits                                             264                               3,702
Shipping and handling fees                                    37,254                              16,869


         During the three months ended December 31, 2003, our general and administrative expenses were $220,537 compared to $140,117 for the comparable period from the prior year. During these periods our general and administrative expenses were approximately comprised of the following components:

                                                3 Months Ended December 31, 2003    3 Months Ended December 31, 2002
                                                --------------------------------    --------------------------------
Commissions                                                   96,903                              55,015
Salaries and Wages                                            43,771                              28,863
Contract Labor                                                 5,033                               6,432
Fee Payment Expense                                           15,000                              15,000
Professional Fees                                             14,563                              12,109
Travel                                                        12,522                                   0
Rent                                                           2,925                               7,425
Bank Service charges                                           7,948                               3,937
Payroll taxes and fees                                         5,725                               4,129
Miscellaneous                                                 16,147                               7,207

         During the three months ended December 31, 2003, our interest expense was $2,757, compared to the same amount for the comparable period from the prior year. These expenses were comprised primarily of interest on outstanding revolving loans.

Liquidity and Capital Resources
-------------------------------

         We realized net income of $28,137 for the three months ended December 31, 2003. We are just beginning to establish profitable operations and there can be no assurance that we will continue to be profitable in the future. We have a substantial stockholders' deficit. These conditions raise substantial doubt about our ability to continue as a going concern.

         To date, we have financed our operations principally through funds borrowed under revolving loan arrangements, private placements of equity securities and product sales. As of December 31, 2003, we had $114,219 in cash, $190,130 in current assets, $186,173 in current liabilities and working capital of $3,957. At December 31, 2003, we had not committed to spend any material funds on capital expenditures.

         We have $135,000 in related party fees payable. These amounts relate to the Bateman Revolving Loan and Security Agreement..

         In October 2001 and February 2002, Quest entered into Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to Quest in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of December 31, 2003, the principal amount of $103,000 was owing under the McKinley Revolving Loans. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest are due and payable in a single balloon payment on October 18, 2004.

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

         The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the amount we spend on our sales and marketing activities and the level of our sales. We believe that if sales continue at current levels we will be able to meet our financial obligations on current loans and accounts payable.

Recent Financing Activities
---------------------------

         In November and December 2003, the Company raised $51,800 through the private offer and sale of Series B Convertible Preferred Stock to a limited number of sophisticated investors. The private offering was closed on December 15, 2003.

Off-Balance Sheet Arrangements
------------------------------

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies
----------------------------

         The following is a discussion of our critical accounting policies and estimates that management believes are material to an understanding of our results of operations and which involve the exercise of judgment or estimates by management.

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

Recent Accounting Pronouncements
--------------------------------

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

Forward-Looking Statements
--------------------------

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

Item 3. Controls and Procedure
------------------------------

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.
--------------------------

         None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
--------------------------------------------------------------------------------

         In November and December 2003, the Company raised $51,800 through the private offer and sale of Series B Convertible Preferred Stock to a limited number of sophisticated investors. The private offering was closed on December 15, 2003. The Series B Convertible Preferred Stock is convertible in shares of the Company's common stock after August 1, 2004 on a one-for-one basis, subject to adjustment upon the happening of certain events. The issuance of the securities in this private offering was exempt from registration pursuant to Sections 4(2) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with these transactions.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

         None

Item 4. Submission of Matters to a Vote of Security holders.
------------------------------------------------------------

         None

Item 5. Other Information.
--------------------------

         None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

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

                                              QUEST GROUP INTERNATIONAL, INC.




Date: February 11, 2004                       By  /s/ Craig Davis
                                                 -------------------------------
                                                 Craig Davis
                                                 President, Principal Executive
                                                 Officer, Principal Financial
                                                 Officer, Director