Form 10QSB
period 2004-03-31
QUEST GROUP INTERNATIONAL INC
filed 2004-05-14
CIK 1174228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004

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


                         967 W. Center, Orem, Utah 84057
                     ---------------------------------------
                    (Address of principal executive offices)


                                 (801) 765-1301
                           --------------------------
                           (Issuer's telephone number)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class                         Outstanding as of May 10, 2004
    -----------------------------             ------------------------------
    Common Stock, $.001 par value                    8,000,000 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

         Unaudited Condensed Balance Sheets
           As of March 31, 2004 and September 30, 2003                      3

         Unaudited Condensed Statements of Operations
           For the three and six month periods ended
           March 31, 2004 and Marcy 31, 2003                                4

         Unaudited Condensed Statements of Cash Flows
           For the six month periods ended March 31, 2004
           and March 31, 2003                                               5

         Notes to Unaudited Condensed Financial Statements                  6

Item 2: Management's Discussion and Analysis and Plan of Operation          7

Item 3: Controls and Procedures                                            10



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                 11

Item 2:  Changes in Securities and Small Business Issuer
         Purchases of Equity Securities                                    11

Item 3:  Defaults upon Senior Securities                                   11

Item 4:  Submission of Matters to a Vote of Security Holders               11

Item 5:  Other Information                                                 11

Item 6:  Exhibits and Reports on Form 8-K                                  11

Signatures                                                                 12

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                         QUEST GROUP INTERNATIONAL, INC.
                                                 BALANCE SHEETS


                                                                                      March 31,       September 30,
                                                                                        2004              2003
                           ASSETS                                                    (Unaudited)       (Audited)
                                                                                   --------------    --------------
Current assets:
  Cash                                                                             $       95,995            47,250
  Accounts receivable                                                                      14,915            26,098
  Inventories                                                                              65,640            55,277
                                                                                   --------------    --------------
          Total current assets                                                            176,550           128,625

Property and equipment, net                                                                 7,688             6,637
Deposits                                                                                    1,446             1,975
                                                                                   --------------    --------------

          Total assets                                                             $      185,684           137,237
                                                                                   ==============    ==============


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                 $       14,432            60,450
  Accrued expenses                                                                         54,838            45,092
  Related party notes payable                                                                   -             5,027
  Notes payable                                                                           103,000                 -
                                                                                   --------------    --------------
          Total current liabilities                                                       172,270           110,569

Notes payable                                                                                   -           103,000
Related party fee payment payable                                                         145,000           125,000
                                                                                   --------------    --------------

        Total liabilities                                                                 317,270           338,569
                                                                                   --------------    --------------

Commitments

Stockholders' deficit:
    Series A preferred stock, $.001 par value, 1,000,000 shares
      designated, 1,000,000 shares issued and outstanding                                   1,000             1,000
    Series B preferred stock, $.001 par value, 500,000 shares
      designated, 259,000 shares issued and outstanding                                       259                 -
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 8,000,000 and 10,000,000 shares issued
      and outstanding, respectively                                                         8,000            10,000
    Additional paid-in capital                                                            106,541            68,000
    Accumulated deficit                                                                  (247,386)         (280,332)
                                                                                   --------------    --------------

          Total stockholders' deficit                                                    (131,586)         (201,332)
                                                                                   --------------    --------------

          Total liabilities and stockholders' deficit                              $      185,684           137,237
                                                                                   ==============    ==============



                                 See accompanying notes to financial statements

                                                       3

                                                 QUEST GROUP INTERNATIONAL, INC.
                                          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                  Three Months Ended                        Six Months Ended
                                                        March 31,                                March 31,
                                        ---------------------------------------   --------------------------------------
                                              2004                 2003                 2004                 2003
                                         ----------------     ----------------    ----------------     ----------------
Sales, net                               $        301,976              191,461             655,066              384,777

Cost of goods sold                                 87,432               50,825             189,091              100,505
                                         ----------------     ----------------    ----------------     ----------------
    Gross profit                                  214,544              140,636             465,975              284,272

General and administrative
 expenses                                         206,890              156,369             427,427              296,036
                                         ----------------     ----------------    ----------------     ----------------
Income (loss) from
 operations                                         7,654              (15,733)             38,548              (11,764)

Interest expense                                   (2,845)              (2,540)             (5,602)              (5,136)
                                         ----------------     ----------------    ----------------     ----------------

    Income (loss) before
     income taxes                                   4,809              (18,273)             32,946              (16,900)

Provision for income taxes                              -                    -                   -                    -
                                         ----------------     ----------------    ----------------     ----------------

Net income (loss)                        $          4,809              (18,273)             32,946              (16,900)
                                         ================     ================    ================     ================

Income (loss) per common
 share - basic and diluted               $            .00                 (.00)                .00                 (.00)
                                         ================     ================    ================     ================

Weighted average common
shares - basic and diluted                      9,714,000           10,000,000           9,860,000           10,000,000
                                         ================     ================    ================     ================


                                         See accompanying notes to financial statements

                                                               4

                                         QUEST GROUP INTERNATIONAL, INC.
                                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                    Six Months Ended March 31, 2004 and 2003


                                                                                     2004                 2003
                                                                              ---------------      ----------------
Cash flows from operating activities:
Net income (loss)                                                             $        32,946               (16,900)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation expense                                                               929                   628
       (Increase) decrease in:
         Accounts receivable                                                           11,183               (16,858)
         Inventories                                                                  (10,363)                 (663)
         Short-term deposits                                                                -                 4,000
         Deposits                                                                         529                     -
       Increase (decrease) in:
         Accounts payable                                                             (46,018)              (10,079)
         Accrued expenses                                                               9,746                 6,646
         Related party fee payment payable                                             20,000                30,000
                                                                              ---------------      ----------------

            Net cash provided by (used in) operating activities                        18,952                (3,226)
                                                                              ---------------      ----------------

Cash flows from investing activities:
Purchase of fixed assets                                                               (1,980)               (3,159)
                                                                              ---------------      ----------------

            Net cash used in investing activities                                      (1,980)               (3,159)
                                                                              ---------------      ----------------

Cash flows from financing activities:
Proceeds from sale of preferred stock                                                  51,800                     -
Purchase and retirement of common stock                                               (15,000)                    -
Principal payments on related party notes payable                                      (5,027)                    -
                                                                              ---------------      ----------------

            Net cash provided by financing activities                                  31,773                     -
                                                                              ---------------      ----------------

            Net increase (decrease) in cash                                            48,745                (6,385)

Cash, beginning of period                                                              47,250                21,180
                                                                              ---------------      ----------------

Cash, end of period                                                           $        95,995                14,795
                                                                              ===============      ================


                                 See accompanying notes to financial statements

                                                        5

                         QUEST GROUP INTERNATIONAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003


Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB previously filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments, which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the expected results for the full year ended September 30, 2004.

Note 2 - Notes Payable

During the year ended September 30, 2003, the Company extended the due date of the McKinley Revolving Loans. The due date of the notes and the accrued interest is now October 18, 2004. At March 31, 2004 and 2003, the principal outstanding on these loans was $103,000. At March 31, 2004 and 2003, the accrued interest outstanding on these loans was $23,392 and $13,064, respectively. The accrued interest is included on the balance sheet under the accrued expenses line.

Note 3 - Capital Stock

The Company has established a series of preferred stock with a total of 5,000,000 authorized shares and a par value of $.001, and one series of common stock with a par value of $.001 and 50,000,000 shares authorized.

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

Financial Position

         We had $95,995 in cash as of March 31, 2004, as compared to $47,250 in cash at September 30, 2003. Working capital as of March 31, 2004 was $4,280 as compared to working capital of $18,056 as of September 30, 2003. The decrease in working capital was primarily due to increased earnings being offset by notes payable of $103,000 changing from long-term liability to a current liability.

Three and Six Months Ended March 31, 2004 and 2003

         During the three and six months ended March 31, 2004, we had net sales of $301,976 and $655,066, respectively, and our cost of goods sold was $87,432 and $189,091, respectively. Approximately 96% of these revenues were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. During these periods our revenues were approximately comprised of the following components:

                                               3 Months Ended March 31, 2004        6 Months Ended March 31, 2004
                                               -----------------------------        -----------------------------
Product Sales                                               268,861                              584,433
Revenues from distributors' enrollment
  fees, which includes kits                                     273                                  537
Shipping and handling fees                                   32,842                               70,096

         During the three and six months ended March 31, 2003, we had net sales of $191,461 and $384,777, respectively, and our cost of goods sold was $50,825 and $100,505, respectively. Approximately 96% of these revenues were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. During these periods our revenues were approximately comprised of the following components:
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

         During the three and six months ended March 31, 2004, our general and administrative expenses were $206,890 and $427,427, respectively. During these periods our general and administrative expenses were approximately comprised of the following components:
                                               3 Months Ended March 31, 2004        6 Months Ended March 31, 2004
                                               -----------------------------        -----------------------------
Commissions                                                  85,927                              182,830
Salaries and Wages                                           42,336                               86,107
Contract Labor                                               11,535                               16,568
Fee Payment Expense                                          15,000                               30,000
Professional Fees                                            22,345                               36,908


Travel                                                        5,967                               18,489
Rent                                                          2,925                                5,850
Bank Service charges                                          6,042                               13,990
Payroll taxes and fees                                        4,942                               10,667
Miscellaneous                                                 9,871                               26,018

         During the three and six months ended March 31, 2003, our general and administrative expenses were $156,369 and $296,036, respectively. During these periods our general and administrative expenses were approximately comprised of the following components:
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

         During the three and six months ended March 31, 2004, our interest expense was $2,845 and $5,602, respectively, compared to $2,540 and $5,136 for the comparable periods from the prior year. These expenses were comprised primarily of interest on outstanding revolving loans.

 Liquidity and Capital Resources

         We realized net income of $4,809 and $32,946 for the three and six months ended March 31, 2004. We are just beginning to establish profitable operations and there can be no assurance that we will continue to be profitable in the future. We have a substantial stockholders' deficit. These conditions raise substantial doubt about our ability to continue as a going concern.

         To date, we have financed our operations principally through funds borrowed under revolving loan arrangements, private placements of equity securities and product sales. As of March 31, 2004, we had $95,995 in cash, $176,550 in current assets, $172,270 in current liabilities and working capital of $4,280. At March 31, 2004, we had not committed to spend any material funds on capital expenditures.

         We have $145,000 in related party fees payable. This amount relates to the Bateman Revolving Loan and Security Agreement (described below).

         In October 2001 and February 2002, Quest entered into a Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to Quest in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of March 31, 2004, the principal amount of $103,000 was owing under the McKinley Revolving Loans. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest are due and payable in a single balloon payment on October 18, 2004.

         In September 2001, Quest entered into a Revolving Loan and Security Agreement (the "Bateman Revolving Loan") with Bateman Dynasty, LC, a Utah limited liability company ("Bateman") and a stockholder of Quest. Under the terms of the agreement, Bateman lent Quest approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where

Quest has pre-tax income in excess of $20,000 and Quest is not indebted under its current loan arrangements and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. Quest entered into this type of arrangement because, at the time, these were the best terms that it was able to negotiate for such capital.

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

Item 3. Controls and Procedure

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

         On March 18, 2004, the Company purchased and retired 2,000,000 shares of its common stock from Bateman Dynasty, LC. for $15,000. This was a privately negotiated transaction and there is no program or plan for the Company to repurchase additional shares of common stock.

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

                                       QUEST GROUP INTERNATIONAL, INC.



Date: May 12, 2004                     By  /s/ Craig Davis
                                         ---------------------------------------
                                         Craig Davis
                                         President, Principal Executive Officer,
                                         Principal Financial Officer, Director