Form 10QSB
period 2004-06-30
QUEST GROUP INTERNATIONAL INC
filed 2004-08-12
CIK 1174228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004

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


                                 (801) 765-1301
                          ----------------------------
                           (Issuer's telephone number)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                 Class                       Outstanding as of August 8, 2004
     -----------------------------           --------------------------------
     Common Stock, $.001 par value                   8,000,000 shares

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

         Unaudited Condensed Balance Sheets                                3
           As of June 30, 2004 and September 30, 2003

         Unaudited Condensed Statements of Operations                      4
           For the three and nine month periods ended
           June 30, 2004 and June 30, 2004

         Unaudited Condensed Statements of Cash Flows                      5
           For the nine month periods ended June 30, 2004
           and June 30, 2003

         Notes to Unaudited Condensed Financial Statements                 6

Item 2: Management's Discussion and Analysis and Plan of Operation         7

Item 3: Controls and Procedures                                           10



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                11

Item 2:  Changes in Securities                                            11

Item 3:  Defaults upon Senior Securities                                  11

Item 4:  Submission of Matters to a Vote of Security Holders              11

Item 5:  Other Information                                                11

Item 6:  Exhibits and Reports on Form 8-K                                 11

Signatures                                                                12

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                         QUEST GROUP INTERNATIONAL, INC.
                                                 BALANCE SHEETS


                                                                                     June 30,       September 30,
                                                                                       2004              2003
                           ASSETS                                                   (Unaudited)       (Audited)
                                                                                 ----------------  ----------------

Current assets:
  Cash                                                                           $        113,587            47,250
  Accounts receivable                                                                      16,721            26,098
  Inventories                                                                              61,940            55,277
                                                                                   ---------------   ---------------

          Total current assets                                                            192,248           128,625

Property and equipment, net                                                                 8,527             6,637
Deposits                                                                                    1,446             1,975
                                                                                 ----------------  ----------------

          Total assets                                                           $        202,221           137,237
                                                                                 ================  ================


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                               $          6,140            60,450
  Accrued expenses                                                                         78,416            45,092
  Deferred revenue                                                                          1,276                 -
  Related party notes payable                                                                   -             5,027
  Notes payable                                                                           103,000                 -
                                                                                 ----------------  ----------------

          Total current liabilities                                                       188,832           110,569

Notes payable                                                                                   -           103,000
Related party fee payment payable                                                         150,000           125,000
                                                                                 ----------------  ----------------

        Total liabilities                                                                 338,832           338,569
                                                                                 ----------------  ----------------

Commitments

Stockholders' deficit:
    Series A preferred stock, $.001 par value, 1,000,000 shares
      designated, 1,000,000 shares issued and outstanding                                   1,000             1,000
    Series B preferred stock, $.001 par value, 500,000 shares
      designated, 259,000 shares issued and outstanding                                       259                 -
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 8,000,000 and 10,000,000 shares issued
      and outstanding, respectively                                                         8,000            10,000
    Additional paid-in capital                                                            106,541            68,000
    Accumulated deficit                                                                  (252,411)         (280,332)
                                                                                 ----------------  ----------------

          Total stockholders' deficit                                                    (136,611)         (201,332)
                                                                                 ----------------  ----------------

          Total liabilities and stockholders' deficit                            $        202,221           137,237
                                                                                 ================  ================

                                See accompanying notes to financials statements.

                                                        3

                                         QUEST GROUP INTERNATIONAL, INC.
                                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                   Three Months Ended                        Nine Months Ended
                                                        June 30,                                  June 30,
                                          ------------------------------------     ------------------------------------
                                                2004                 2003                2004                 2003
                                          ---------------      ---------------     ---------------      ---------------
Sales, net                                $       318,562              152,353             973,628              537,130

Cost of goods sold                                 90,595               41,757             279,687              142,262
                                          ---------------      ---------------     ---------------      ---------------
    Gross profit                                  227,967              110,596             693,941              394,868

General and administrative
 expenses                                         230,253              146,445             657,679              442,278
                                          ---------------      ---------------     ---------------      ---------------

Income (loss) from
 operations                                        (2,286)             (35,849)             36,262              (47,410)

Interest expense                                   (2,739)              (3,661)             (8,341)              (9,000)
                                          ---------------      ---------------     ---------------      ---------------

    Income (loss) before
     income taxes                                  (5,025)             (39,510)             27,921              (56,410)

Provision for income taxes                              -                    -                   -                    -
                                          ---------------      ---------------     ---------------      ---------------

Net income (loss)                         $        (5,025)             (39,510)             27,921              (56,410)
                                          ===============      ===============     ===============      ===============


Income (loss) per common
 share - basic and diluted                $          (.00)                (.00)                .00                 (.01)
                                          ===============      ===============     ===============      ===============

Weighted average common
shares - basic and diluted                      8,000,000           10,000,000           9,238,000           10,000,000
                                          ===============      ===============     ===============      ===============


                                See accompanying notes to financials statements.

                                                        4

                                         QUEST GROUP INTERNATIONAL, INC.
                                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                    Nine Months Ended June 30, 2004 and 2003



                                                                                   2004                   2003
                                                                              ---------------       ---------------
Cash flows from operating activities:
Net income (loss)                                                             $        27,921       $       (56,410)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation expense                                                             1,442                 1,004
       (Increase) decrease in:
         Accounts receivable                                                            9,377                    (2)
         Inventories                                                                   (6,663)               11,910
         Short-term deposits                                                                -                 4,000
         Deposits                                                                         529                     -
       Increase (decrease) in:
         Accounts payable                                                             (54,310)               (6,600)
         Accrued expenses                                                              33,324                 4,995
         Deferred revenue                                                               1,276                     -
         Related party fee payment payable                                             25,000                45,000
                                                                              ---------------       ---------------

            Net cash provided by operating activities                                  37,896                 3,897
                                                                              ---------------       ---------------

Cash flows from investing activities:
Purchase of property and equipment                                                     (3,332)               (3,159)
                                                                              ---------------       ---------------

            Net cash used in investing activities                                      (3,332)               (3,159)
                                                                              ---------------       ---------------

Cash flows from financing activities:
Proceeds from sale of preferred stock                                                  51,800                     -
Purchase and retirement of common stock                                               (15,000)                    -
Principal payments on related party notes payable                                      (5,027)                    -
                                                                              ---------------       ---------------

            Net cash provided by financing activities                                  31,773                     -
                                                                              ---------------       ---------------

            Net increase in cash                                                       66,337                   738

Cash, beginning of period                                                              47,250                21,180
                                                                              ---------------       ---------------

Cash, end of period                                                           $       113,587                21,918
                                                                              ===============       ===============


                                See accompanying notes to financials statements.

                                                       5

                         QUEST GROUP INTERNATIONAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003


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

Note 2 - Notes Payable

During the year ended September 30, 2003, the Company extended the due date of the McKinley Revolving Loans. The due date of the notes and the accrued interest is now October 18, 2004. At June 30, 2004 and 2003, the principal outstanding on these loans was $103,000. At June 30, 2004 and 2003, the accrued interest outstanding on these loans was $25,960 and $15,632, respectively. The accrued interest is included on the balance sheet under the accrued expenses line.

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

Financial Position

         We had $113,587 in cash as of June 30, 2004, as compared to $47,250 in cash at September 30, 2003. Working capital as of June 30, 2004 was $3,416 as compared to working capital of $18,056 as of September 30, 2003. The decrease in working capital was primarily due to increased earnings being offset by notes payable in the amount of $103,000 changing from a long-term liability to a current liability.

Three and Nine Months Ended June 30, 2004 and 2003

         During the three and nine months ended June 30, 2004, we had net sales of $318,562 and $973,628, respectively, and our cost of goods sold was $90,595 and $279,687, respectively. Approximately 94% of these revenues were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. During these periods our revenues were approximately comprised of the following components:

                                               3 Months Ended June 30, 2004          9 Months Ended June 30, 2004
Product Sales                                              $287,862                             $872,295
Revenues from distributors' enrollment
  fees, which includes kits                                     150                                  687
Shipping and handling fees                                   30,550                              100,646

         During the three and nine months ended June 30, 2003, we had net sales of $152,353 and $537,130, respectively, and our cost of goods sold was $41,757 and $142,262, respectively. Approximately 94% of these revenues were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. During these periods our revenues were approximately comprised of the following components:
                                                 3 Months Ended June 30, 2003   9 Months Ended June 30, 2003
     Product Sales                                        $137,065                              $480,861
     Revenues from distributors'
       enrollment fees, which
       includes kits                                           240                                 6,152
     Shipping and handling fees                             15,048                                50,117

         During the three and nine months ended June 30, 2004, our general and administrative expenses were $230,253 and $657,679, respectively. During these periods our general and administrative expenses were approximately comprised of the following components:
                                             3 Months Ended June 30, 2004            9 Months Ended June 30, 2004
      Commissions                                          $100,758                             $283,588
      Salaries and Wages                                     49,350                              135,457
      Contract Labor                                          4,220                               20,788
      Fee Payment Expense                                    15,000                               45,000
      Professional Fees                                      18,525                               55,433
      Travel                                                 10,453                               28,942


      Rent                                                     2925                                8,775
      Bank Service charges                                    6,372                               20,362
      Payroll taxes and fees                                  6,611                               17,278
      Miscellaneous                                          16,039                               42,056

         During the three and nine months ended June 30, 2003, our general and administrative expenses were $146,445 and $442,278, respectively. During these periods our general and administrative expenses were approximately comprised of the following components:
                                                  3 Months Ended June 30, 2003   9 Months Ended June 30, 2003
     Commissions                                           $39,816                               $146,990
     Salaries and Wages                                     35,573                                102,905
     Contract Labor                                          3,506                                 19,393
     Fee Payment Expense                                    15,000                                 45,000
     Professional Fees                                      17,804                                 36,759
     Travel                                                  9,640                                 22,104
     Rent                                                    7,332                                 20,307
     Bank Service charges                                    3,672                                 10,477
     Payroll taxes and fees                                  4,616                                 13,706
     Miscellaneous                                           9,486                                 24,637

         During the three and six months ended June 30, 2004, our interest expense was $2,739 and $8,341, respectively, compared to $3,661 and $9,000 for the comparable periods from the prior year. These expenses were comprised primarily of interest on outstanding revolving loans.

 Liquidity and Capital Resources

         We realized net income (loss) of ($5,025) and $27,921 for the three and nine months ended June 30, 2004. The $5,025 loss in the third quarter was due to expenses related to the launch of a new skin care product line. The new product launch related expenses for travel, sales literature development and samples totaled approximately $12,000. Sales of the new products began on June 11, 2004 and totaled $30,858 during the month of June 2004. We are just beginning to establish periods of profitable operations and there can be no assurance that we will continue to be profitable in the future. We have a substantial stockholders' deficit. These conditions raise substantial doubt about our ability to continue as a going concern.

         To date, we have financed our operations principally through funds borrowed under revolving loan arrangements, private placements of equity securities and product sales. As of June 30, 2004, we had $113,587 in cash, $192,248 in current assets, $188,832 in current liabilities and working capital of $3,416. At June 30, 2004, we had not committed to spend any material funds on capital expenditures.

         We have $150,000 in related party fees payable. This amount relates to the Bateman Revolving Loan and Security Agreement (described below).

         In October 2001 and February 2002, Quest entered into a Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to Quest in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of June 30, 2004, the principal amount of $103,000 was owing under the McKinley Revolving Loans. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest are due and payable in a single balloon payment on October 18, 2004.

         In September 2001, Quest entered into a Revolving Loan and Security Agreement (the "Bateman Revolving Loan") with Bateman Dynasty, LC, a Utah limited liability company ("Bateman") and a stockholder of Quest. Under the terms of the agreement, Bateman lent Quest approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where Quest has pre-tax monthly income in excess of $20,000 and Quest is not indebted under its current loan arrangements and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. Quest entered into this type of arrangement because, at the time, these were the best terms that it was able to negotiate for such capital.

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

Item 3. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Changes in Securities.

         None

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

                                      QUEST GROUP INTERNATIONAL, INC.




Date: August 11, 2004                 By  /s/ Craig Davis
                                         ---------------------------------------
                                         Craig Davis
                                         President, Principal Executive Officer,
                                         Principal Financial Officer, Director