Form 10KSB
period 2004-09-30
QUEST GROUP INTERNATIONAL INC
filed 2004-12-23
CIK 1174228

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-KSB


                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                               September 30, 2004

                             Commission file number
                             ----------------------
                                    333-89628

                         QUEST GROUP INTERNATIONAL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                           87-0681500
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
      incorporation)

        967 West Center, Orem, Utah 84057               (801) 765-1301
    ----------------------------------------    -------------------------------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenue for its most recent fiscal year was $1,305,960

         The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of December 9, 2004 was: There is no trading market for the issuer's securities.

         As of December 9, 2004, the Company had 10,249,000 shares of common stock outstanding.

                         QUEST GROUP INTERNATIONAL, INC.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED SEPTEMBER 30, 2004




                                     PART I

Item 1.     Description of Business............................................3
Item 2.     Description of Property............................................9
Item 3.     Legal Proceedings..................................................9
Item 4.     Submission of Matters to a Vote of Security Holders................9


                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters.............10
Item 6.     Management's Discussion and Analysis or Plan of Operation.........11
Item 7.     Financial Statements..............................................16
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......................................16
Item 8A.    Controls and Procedures ..........................................16
Item 8B.    Other Information.................................................17


                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control
              Persons; Compliance With Section 16(a) of the Exchange Act......18
Item 10.    Executive Compensation............................................20
Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and  Related Stockholder Matters ....................21
Item 12.    Certain Relationships and Related Transactions....................22
Item 13.    Exhibits..........................................................22
Item 14.    Principal Accountant Fees and Services............................22

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

         During the fiscal year ended September 30, 2004, we generated $1,305,960 in revenues. We do not extend credit to our distributors. Payment for product is required prior to shipping, all sales are paid for in U.S. dollars through an InterCash account or other arrangements and we do not maintain offices outside the U.S.

Our Products

         We develop and distribute a line of nutritional products that we call the NeoSource products. The NeoSource product line is comprised of seven products. Six of these products are grouped into thirteen different combinations called Product Sets. An antioxidant and vitamin product, called NeoGuard Chewable, is not included in any of the product sets. Our approximate net sales breakdown for the fiscal year ended September 30, 2004 is as follows:

         o        69.1% of net sales are generated from sales of Product Sets.

         o 8.8% of net sales are generated from sales of individual products, excluding NeoGuard Chewable.
         o        5.5% of net sales are generated from sales of NeoGuard
                  Chewable.
         o 0.1% revenues from enrollment fees, which fees include payment for distributor kits.
         o        10.6% of our net sales are generated from shipping fees.
         o The remaining 5.9% of our net sales are generated from miscellaneous sales and shipping fees.

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

         Miscellaneous Products

         We also sell a variety U.S. manufactured supplements and skin care items otherwise unavailable to our customers in Japan on special request.

Foreign Operations

         We had approximately $1,305,960 in sales for the fiscal year ended September 30, 2004, of which $1,280,000 was generated from purchasers in Japan and $26,000 was generated from purchasers in the U.S. We use direct-selling efforts to sell our products in both markets. Products sold in Japan are shipped using Nippon Express from their El Segundo, California facility as the customs representative, air cargo and ground delivery carrier. We pay Nippon Express their standard rates to ship our products. The charges depend on the weight of the package and vary from $20 for a .5 kg package to $161.60 for a 30 kg package. On average, customers receive their orders in Japan within five business days of order payment confirmation.

         We require payment for our products through bank wire transfer or credit card. We pay commissions to distributors residing in the U.S. by check and to distributors residing in Japan by bank wire transfer. We do not extend credit to our Japanese or other distributors. Payment for product being delivered in Japan or elsewhere is required prior to shipping, all sales are paid for in U.S. dollars through an InterCash account or other arrangements.

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

         As of December 9, 2004, we had 112 active distributors, 12 of these distributors were in the U.S. and 100 of the distributors were in Japan. On that date we also had 911 active members who buy product from us but who do not act as distributors. A distributor or member is considered active if their most recent purchase was made less than 12 months ago. Distributors buy product at wholesale prices mainly for resale. Our members are able to buy product at a discount from retail prices and the products purchased by members are not intended for resale. One may become a Quest distributor by applying to Quest under the sponsorship of someone who is already a distributor, paying an $50 enrollment fee, providing an email address and other contact information for communications purposes.

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

         o Producer Bonus: Distributors in a Distributor Group can earn up to an additional 5% Producer Bonus on the revenue generated by their Distributor Group when the aggregate sales volume of the Distributor Group exceeds $3,000 in one month.

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

Customer Loyalty Program

         Beginning in March of 2004, the Company implemented a customer loyalty program which rewards customers with "Shopping Points" based on purchases of certain products. Shopping points may be redeemed for product. Certain limitations apply and shopping points expire after one year. The value of unredeemed shopping points expected to be redeemed are recorded on the balance sheet as deferred revenue.

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

Trademarks and Trade Names

         We have registered trademarks from the U.S. Patent and Trademark Office for the NeoPack, NeoGuard, NeoSpring, NeoSlim, NeoBalance, NeoSource and NeoGuard Chewable names.

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

         Compliance with manufacturing, packaging and labeling is done by our third-party manufacturer and packager. We are careful to have our product labels appropriately reviewed to help assure that the labels on our products comply with all applicable laws, rules and regulations. We do not inspect our product prior to shipment, however, the product is inspected and tested several times at different stages in the manufacturing process by our manufacturer, Perfect Source. In addition, Nippon Express inspects the product for damage upon receipt from Perfect Source and also inspects each box that is shipped to assure that they are packaged safely and the product is not damaged. As part of our review and quality control efforts, we have received written representations from our manufacturer, Perfect Source, that the products, including product labeling requirements, comply with all CFR, NLEA and DSHEA regulations.

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

Competition

         We are engaged in a highly competitive business and are competing directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial marketing organizations, and established distribution channels that are better situated in the market than us. We compete in the nutritional industry against companies, which sell through retail stores as well as against other direct selling companies. For example, we compete against manufacturers and retailers of nutritional supplements which are distributed through supermarkets, drug stores, health food stores, discount stores, etc. In addition to competition from these manufacturers and retailers, we compete for product sales and independent distributors with many other direct sales companies, including Shaklee, NuSkin, Unicity, Amway and Nature's Sunshine. We believe that the principal methods of competition in the direct sales marketing of nutritional products are quality, price and brand name. In addition, the recruitment, training, travel and financial incentives for the independent sales force are important factors. We believe that our products compete strongly in quality and price, but that our brand name is not well recognized in the industry at this time. We also believe that our financial incentives for our independent sales force is competitive with the financial incentives offered by our competitors. No assurance can be given that we will be successful in competing in this industry.

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

Employees

         As of December 9, 2004, we employed two people who work for us on a full time basis and one person who works for us on a part-time basis. We believe that our relations with our employees are satisfactory.

Item 2. Description of Property

         Our principal offices are located at 967 West Center, Orem, Utah 84057, under terms of a one year lease with an unaffiliated lessor. Our current lease began in September 2004. We are paying approximately $975 per month for approximately 1100 square feet of space. We believe that this office space will be adequate to meet the needs of current and expected growth during the next twelve months. If our lease was terminated, we believe that comparable office space is readily available at similar prices.

Item 3. Legal Proceedings

         None

Item 4. Submission of Matters to a Vote of Security Holders


         None


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.


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

Holders of Record

         As of December 9, 2004, there were approximately 54 holders of record of our common stock.

Issuance of Securities

         We had outstanding 1,000,000 shares of Series A Convertible Preferred Stock. This stock was converted into common stock on a one-for-two basis in September, 2004.

         The Company also had outstanding 259,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is convertible into common stock on a one-for-one basis after August 1, 2004 and each share is entitled to one vote at a meeting of stockholders. Between August 4, 2004 and December 9, 2004, 249,000 of these shares were converted into common stock. We currently have only 10,000 shares of Series B Convertible Preferred Stock outstanding, none of which is owned by the people identified in the Security Ownership table below. The conversion of these securities was exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with this private offering.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

         Neither the issuer nor, to the knowledge of the issuer, any affiliated purchaser purchased any equity securities of the Company during the period covered by this report.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

         We develop and distribute a line of nutritional products that we call the NeoSource products. The NeoSource product line is comprised of seven products. Six of these products are grouped into seven different combinations called Product Sets. An antioxidant and vitamin product, called NeoGuard Chewable, is not included in any of the product sets. Our approximate net sales for the fiscal year ended September 30, 2004 breakdown is as follows:

         o        69.1% of net sales are generated from sales of Product Sets.
         o 8.8% of net sales are generated from sales of individual products, excluding NeoGuard Chewable.
         o        5.5% of net sales are generated from sales of NeoGuard
                  Chewable.
         o 0.1% revenues from enrollment fees, which fees include payment for distributor kits.
         o        10.6% of our net sales are generated from shipping fees.
         o The remaining 5.9% of our net sales are generated from miscellaneous sales and shipping fees.

         Our products are nutritional supplements. Our products are not intended to diagnose, treat, cure or prevent any disease. Our products have not been evaluated by the Food and Drug Administration. We have not conducted product testing to determine whether the products are effective for the intended use.

Financial Position

         We had $86,637 in cash as of September 30, 2004, an increase of $39,387 from September 30, 2003. Working capital as of September 30, 2004 was $22,544 as compared to a working capital of $18,056 at September 30, 2003. These increases were primarily due to increased revenues over the prior year.

Years Ended September 30, 2004 and 2003

         During the fiscal year ended September 30, 2004 we had net sales of $1,305,960 and our cost of goods sold was $371,379 compared to $817,440 in net sales and a $223,113 cost of goods sold during the year ended September 30, 2003. Approximately 98% of our 2004 revenues and approximately 96% of our 2003 sales were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. Our revenues were approximately comprised of the following components:

                                                         2004          2003
                                                         ----          ----
Sales of product sets                                 $902,419      $577,930
Sales of individual products                           114,925        73,570
Sales of NeoGuard Chewable                              71,828        42,507
Revenues from distributors' enrollment fees,
  which includes kits                                      350         7,976
Shipping and handling fees                             138,432        78,665
Miscellaneous                                           78,006        36,792

         During the fiscal year ended September 30, 2004 our selling, general and administrative ("SG&A") expenses were $897,183 compared to $618,359 for the prior fiscal year. Our SG&A expenses were approximately comprised of the following components:

                                             2004                 2003
                                             ----                 ----
         Commissions                      $395,135             $212,764
         Salaries and Wages                182,137              144,674
         Contract Labor                     25,225               22,916
         Fee Payment Expense                60,000               60,000
         Professional Fees                  71,148               47,424
         Travel                             42,713               39,264
         Rent                               11,700               24,701
         Bank Service charges               27,586               14,117
         Payroll taxes and fees             23,668               18,747
         Misc.                              57,873               33,752

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

         During the fiscal year ended September 30, 2004 our interest expenses was $11,167 and our interest expense for the comparable period during the prior year was $12,330. This expense was comprised primarily of interest on outstanding revolving loans.

Liquidity and Capital Resources

         We realized a net income of $112,395 during our fiscal year ended September 30, 2004. This is our first fiscal year of profitable operations. To date, we have financed our operations principally through funds borrowed under revolving loan arrangements, private placements of equity securities and product sales. Specifically, during the fiscal year ended September 30, 2004, we generated $13,374 in net cash from operating activities and $31,773 in net cash from investing activities. As of September 30, 2004, we had $86,637 in cash, $225,930 in current assets, $203,386 in current liabilities and working capital of $22,544. At September 30, 2004, we had not committed to spend any material funds on capital expenditures.

         In October 2001 and February 2002, Quest entered into Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to Quest in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of December 9, 2004, the principal amount of $103,000 was owing under the McKinley Revolving Loans. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest are due and payable in a single balloon payment on April 18, 2005. Accrued interest at September 30, 2004 was approximately $28,000. No assurance can be given that we will have the resources to repay any or all of the amounts owing to McKinley when the obligations come due.

         In September 2001, Quest entered into a Revolving Loan and Security Agreement (the "Bateman Revolving Loan") with Bateman Dynasty, LC, a Utah limited liability company ("Bateman") and a stockholder of Quest. Under the terms of the agreement, Bateman lent Quest the approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where Quest has pre-tax income in excess of $20,000 and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. Quest entered into this type of arrangement because, at the time, these were the best terms that it was able to negotiate for such capital.

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

         During 2004, the Company implemented a customer loyalty program which rewards customers with "Shopping Points" based on purchases of certain products. Shopping points may be redeemed for product. Certain limitations apply and shopping pints expire after one year. The value of unredeemed shopping points expected to be redeemed are recorded on the balance sheet as deferred revenue.

Recent Accounting Pronouncements

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

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

Inflation

         We do not expect the impact of inflation on operations to be significant.

Risk Factors

         In addition to the risks set forth above, we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

         Because we are a new business and we have not proven our ability to generate regular profit, an investment in Quest is risky. We have no meaningful operating history so it will be difficult for you to evaluate an investment in our stock. Our operations are subject to all risks inherent in the creation of a new business and the marketing of new products, including the absence of a history of significant operations and of proven products which have been produced and sold over a significant period of time. We are continuing to establish many functions which are necessary to conduct business, including, managerial and administrative structure, marketing activities, financial systems, computer systems, web development and personnel recruitment. For the fiscal year ended September 30, 2004, we had $1,305,960 in net income of $112,395. We cannot assure that we will ever be profitable. Since we have not proven the essential elements of profitable operations, you will be furnishing venture capital to us and will bear the risk of complete loss of your investment in the event we are not successful.

         At September 30, 2004 we had a nominal amount of working capital and a stockholder's (deficit) of ($52,137). As of September 30, 2004, we had assets of $306,249, liabilities of $358,386 and a working capital of $22,544. We are devoting substantially all of our present efforts to establishing new business. .. In the past, we have been able to extend the terms of the McKinley Revolving Loans that now are due in April 2005. We expect in the future to be able extend the terms or otherwise re-negotiate the payment of this loan on terms that are advantageous to us. If not, we estimate that we will need to raise at least $30,000 in additional funding to pay off the McKinley Revolving Loans that come due in April 2005. If we are unsuccessful in re-negotiating these loans or raising additional funds it may result in the discontinuance of our business due to lack of funding.

         We do not have sufficient funding to repay outstanding debt. Our cash reserves are not sufficient to pay the amounts owing on outstanding promissory notes to McKinley in the principal amount of $103,000. On September 30, 2004, approximately 28,000 in accrued interest was owing on this obligation. These obligations are due in a single balloon payment on April 18, 2005. . In the past, we have been able to extend the terms of the McKinley Revolving Loans that now are due in April 2005. We expect in the future to be able extend the terms or otherwise re-negotiate the payment of this loan on terms that are advantageous to us. If not, we estimate that we will need to raise at least $30,000 in additional funding to pay off the McKinley Revolving Loans that come due in April 2005., If we are unsuccessful in re-negotiating these loans or raising additional funds it may result in the discontinuance of our business due to lack of funding. We will be looking primarily to funding from new investment and revenue generated from our business operations to repay these amounts.

         Our assets are subject to a security interest held by McKinley Enterprises Inc. Profit Sharing Plan and Trust. Our assets are subject to a security interest held by McKinley Enterprises Inc. Profit Sharing Plan and Trust relating to outstanding promissory notes in the principal amount of $103,000 and approximately $28,000 in accrued interest as of September 30, 2004. Principal and interest are payable in a single balloon payment on April 18, 2005. In the event we are not able to repay the amounts owing on these obligations, it will have a material adverse effect on our operations, including the possibility of requiring us to deliver all of our assets to McKinley Enterprises Inc. Profit Sharing Plan and Trust and cease operations.

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

         Our success is dependent on our ability to attract, maintain and motivate distributors. Our success depends in significant part upon our ability to attract, maintain, and motivate a large base of distributors who act as independent contractors. As of December 9, 2004, we had 112 distributors and 911 members who buy product from us but who do not act as distributors. No single distributor is responsible for ten percent or more of our revenues in any given quarterly period. However, we believe that we have a core group of between six and eight distributors who significantly influence and motivate our other distributors. The loss of any of our core distributors would likely result in the loss of additional distributors and could have a material adverse affect on our revenues and operations. In addition, our ability to attract distributors could be negatively affected by adverse publicity relating to our industry, our products, our operations or competition with competing businesses who may recruit our distributors. Because of the number of factors that impact the recruiting and retention of distributors, we cannot predict when or to what extent such increases or decreases in the number of distributors will occur.

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

         Our product formulas are not patented and could be misappropriated and used by competitors. We have no patented products that would preclude or inhibit competitors from selling products that are substantially similar to our products. We have filed trademark applications for the names we are using to market a number of our NeoSource products. However, our NeoSource product ingredients are listed on our product labels and could be replicated by our competitors. As a result, our competitors could manufacture and market products that are substantially similar to our NeoSource products under a different label. If this occurs it is unlikely that we would have any legal recourse to prohibit such conduct.

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

         Our business could be adversely affected by currency fluctuation between the U.S. dollar and the Japanese yen. Over 90% of our sales are to purchasers in Japan. Payment for our products is required prior to shipping and all sales are paid for in U.S. dollars. If the U.S. dollar strengthens against the Japanese yen, our products will become more expensive to purchasers in Japan which could adversely impact our sales.

         We have no independent directors serving on our Board of Directors. As a result, our Board may be influenced by the concerns, issues or objectives of management to a greater extent than would occur with independent board members. In addition, we do not have the benefit of having persons independent of management review, comment and direct our corporate strategies and objectives.

         We have an obligation to make payments to Bateman Dynasty, LC in perpetuity which will result in a reduction in our profits, if any. In September 2001, we entered into a Revolving Loan and Security Agreement with Bateman Dynasty, LC, a Utah limited liability company and a stockholder. Under the terms of the agreement, Bateman lent us approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where Quest has pre-tax income in excess of $20,000 and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. We entered into this type of arrangement because, at the time, these were the best terms that we were able to negotiate for capital.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None

Item 8A. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information

         None


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Set forth below is certain information concerning our directors and executive officers as of December 9, 2004.

                                                                   With the
   Name            Age          Position                         Company Since
   ----            ---          --------                         -------------

Craig Davis        46     President and Director                       2001

Teresa Fackrell    33     Vice President, Secretary, Treasurer
                          & Director                                   2001

Brenda Hall        36     Director                                     2001
---------------

         Craig Davis. Mr. Davis is our president and a director. He has been a director and officer since August 2001 and his term as a director expires at the next annual meeting of stockholders. Mr. Davis has been involved in the direct sales business for approximately fourteen years as a corporate executive or industry consultant. Mr. Davis has experience in the marketing and selling of nutritional products. Mr. Davis does not have prior experience in research and development activities for nutritional products. From 1996 to 1998, Mr. Davis was the Executive Vice President of Global Connections, a private company, and his duties included information systems, warehousing, inventory and customer service oversight. Global Connections' principal business involved procuring overstocked and discontinued products and selling them to independent distributors and customers at discount prices. While Mr. Davis does not have personal knowledge of the details, it is his understanding that Global Connections went through some kind of reorganization with another company and is no longer conducting business under the Global Connection name. From 1998 to 1999, Mr. Davis was the Director of support services for Nu Skin Enterprises, Inc., a public company, and his duties involved management of ISP and telecommunications service centers. Nu Skin Enterprises, Inc. is a multinational direct sales company. Nu Skin Enterprises, Inc. was founded in 1984 and has expanded into more than 30 markets worldwide with products being sold one-to-one by over 500,000 active distributors through three fully owned subsidiaries, Nu Skin, Pharmanex and Big Planet. Nu Skin distributes personal care products with an emphasis on skin care. Pharmanex distributes nutritional products. Big Planet provides Internet and Web page hosting service, mobile phone and voice mail service and web mail service. From 1999 to 2001, Mr. Davis was the Chief Operating Officer of One World Online.com, a public company, and his duties involved product development and purchasing, information systems, customer support and human resources oversight. One World Online provided its members Internet and Web page hosting service, miscellaneous discount merchandise and purchase incentives on the Internet. One World Online ceased to conduct business in 2001. Prior to 1996, Mr. Davis work as either an executive or consultant for Neways, Enrich International, 2021 Software and others. His range of experience includes product development and marketing, international business development and operations. Mr. Davis is not engaged in consulting work or providing other services to his prior employers.

         Teresa Fackrell. Ms. Fackrell is our vice president, secretary, treasurer and a director. She has been an officer since August 2001, a director since May 2002 and her term as a director expires at the next annual meeting of stockholders. Ms. Fackrell has been employed by several direct sales companies during the past ten years in a wide range of management and operations assignments for established public companies and an operations consultant for start-up companies. She has experience in the marketing and selling of nutritional products. Ms. Fackrell does not have prior experience in research and development activities for nutritional products. Her prior assignments include, director of Business Operations for Global Connections from 1995 to 1998 and her duties included management of customer service and data processing. Ms. Fackrell acted as Director of Business Operations for Big Planet from 1998 to 2000 and her duties included management of business processes and data processing. Ms. Fackrell acted as Director of Business Operations for One World Online.com from 2000 to 2001 and her duties included management of business processes and data processing. Ms. Fackrell is not engaged in consulting work or providing other services to her prior employers.

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

         Our executive officers are elected by the board of directors on an annual basis and serve at the discretion of the board.

         There are no family relationship among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

         Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

         Our Board of Directors does not have a standing, audit, nominating or compensation committee. Given our size, it is not practicable to staff these committees. The Board of Directors, which includes each member of the Board who is then serving, participates in the consideration of director nominees. The Board of Directors is in the process of formulating a policy with regard to the consideration of director candidates recommended by security holders and the minimum qualifications of such candidates. It anticipates having such a policy in place before our next annual stockholders meeting. Two of the members of the board of directors are also officers of the Company and are not considered "independent" as defined by Rule 4200(a) of the NASD's Marketplace Rules. The Company believes that Ms. Hall, however, is independent under this rule.

         The Board of Directors met on two occasions during the fiscal year ended September 30, 2004. It also acted by written consents of the Board during this period.

Security Holder Communication

         Stockholders who would like to send communications to the Board of Directors may do so by submitting such communications to them at contactus@questgrp.net. The Board of Director's current policy is to disseminate emails received at this email address to all members of the Board of Directors. In the event that the number of emails (including spam) received at such email address become unmanageable, then the Board of Directors may change its policy and/or procedure with respect to security holder communication. The Board of Directors suggests, but does not require, that such submissions include the name and contact information of the security holder making the submission

Section 16(a) Beneficial Ownership Reporting Compliance

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

Item 10. Executive Compensation

         The table below set forth certain information concerning compensation we paid to our president (chief executive officer) and all other executive officers with annual compensation in excess of $100,000, determined for the year ended September 30, 2004 (the "Named Executive Officers").

Summary Compensation Table. The following table provides certain information regarding compensation paid to the Named Executive Officers.

                                                   SUMMARY COMPENSATION TABLE


                                           Annual Compensation                     Awards           Payouts
                                  ---------------------------------------- ----------------------- ------------
                                                                           Restricted     Stock                   All Other
        Name and                                          Other Annual       Stock       Options/    LTIP        Compensation
   Principal Position       Year  Salary ($)  Bonus ($)   Compensation($)   Awards ($)    SAR(#)    Payouts($)       ($)
   ------------------       ----  ----------  ---------   ---------------  -----------   --------   ----------   ------------
Craig Davis,                2002   60,000       ---            ---            ---           ---       ---            ---
President and Director      2003   60,000       ---            ---            ---           ---       ---            ---
                            2004   96,000       ---            ---            ---           ---       ---            ---
---------------

Compensation of Directors

         We paid no cash fees or other consideration to our directors for service as directors during the last three fiscal years. We have made no agreements regarding future compensation of directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the Board of Directors.

Employment Agreement

         We have entered into an employment agreement with Craig Davis for a term expiring in September 2005, subject to automatic renewal for successive one year periods unless notice of termination is given by either party within thirty days of the expiration of the then current term. His employment agreement provides that he shall receive (i) an annual salary of $96,000, (ii) increases in his annual salary if and when Quest reaches targeted sales amounts, (iii) bonuses in an amount equal to 1.2% of monthly net sales, provided that Quest has monthly pre-tax monthly income in excess of $20,000 and Quest is not indebted under its current loan arrangements, and (iv) may participate in other benefits offered to Quest employee's generally. The employment agreement also provides for a six-month non-compete.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Common Stock

         Except as otherwise notes, the following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 9, 2004, for: (i) each person who is known by us to beneficially own more than five percent of the our common stock, (ii) each of our directors,
(iii) our Named Executive Officer, and (iv) all directors and executive officers as a group. As of December 9, 2004, we had 10,249,000 shares of common stock outstanding.


     Name and Address      Shares Beneficially   Percentage
  of Beneficial Owner(1)           Owned          of Total       Position
  ----------------------   -------------------   ----------      --------

Craig A. Davis                   2,660,000          26.0%   President & Director

Teresa Fackrell                    996,000           9.7%   Secretary, Treasurer
                                                                  & Director
Brenda Hall                             --                         Director

Executive Officers and           3,656,000          35.7%
  Directors as a Group
 (three persons)

Bateman Dynasty, LC (2)          6,323,000          61.7%
1065 W. 1150 S.,
Provo, Utah 84601
-----------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as our address.
(2) These shares are owned by Bateman Dynasty, LC, a private limited liability company owned by the Bateman Dynasty Trust, of which Brenda M. Hall is the trustee and Mr. Lynn Bateman's grandchildren are the beneficiaries. Mr. Bateman is the sole manager of the Bateman Dynasty, LC which is deemed to have sole voting and dispositive powers with respect to these shares.

Preferred Stock

         We had outstanding 1,000,000 shares of Series A Convertible Preferred Stock. This stock was converted into common stock on a one-for-two basis in September, 2004.

         The Company also had outstanding 259,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is convertible into common stock on are one-for-one basis after August 1, 2004 and each share is entitled to one vote at a meeting of stockholders. Between August 4, 2004 and December 9, 2004, 249,000 of these shares were converted into common stock. We currently have only 10,000 shares of Series B Convertible Preferred Stock outstanding, none of which is owned by the people identified in the above table.

Changes in Control

         We are not aware of any arrangements which may, at a subsequent date, result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

         We have no securities authorized for issuance under equity compensation plans.

Item 12. Certain Relationships and Related Transactions

         In October 2001 and February 2002, Quest entered into Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). The trustee and participant of McKinley is David Nemelka. Mr. Nemelka is a business acquaintance of both Mr. Davis and Ms. Hall. Due in part to this relationship, McKinley entered into the McKinley Revolving Loans and McKinley's relationship to Quest is that of a lender. Under the terms of the agreements, McKinley agreed to make periodic loans to Quest in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of September 30, 2004, the principal amount of $103,000 was owing under the McKinley Revolving Loans and accrued interest of approximately $28,000 was due as of that date. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest are due and payable in a single balloon payment on April 18, 2005.

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

Exhibits

         Listed on page 25 hereof.

Reports on Form 8-K

         None

Item 14. Principal Accountant Fees and Services

Audit Fees

          The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2004 and 2003 were $13,023 and $8,705, respectively.

Audit Related Fees

          The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2004 and 2003 were $0 and $0, respectively.

Tax Fees

          The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2004 and 2003 were $600 and $600, respectively.

All Other Fees

          The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended September 30, 2004 and 2003 were $600 and $600, respectively.

Audit Committee

         The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               QUEST GROUP INTERNATIONAL, INC.
                                               (Registrant)



Date: December 21, 2004                        By  /s/ Craig Davis
                                               ---------------------------------
                                               Craig Davis,
                                               President and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                           Date
     ---------                        -----                           ----

 /s/ Craig Davis          President and Director (Principal    December 21, 2004
-----------------------   Executive Officer and Principal
Craig Davis               Financial and Accounting Officer)


 /s/ Teresa Fackrell      Vice President, Secretary,           December 21, 2004
-----------------------   Treasurer & Director
Teresa Fackrell


 /s/ Brenda Hall          Director                             December 21, 2004
-----------------------
Brenda Hall

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

3(i).4 Certificate of Designation for the Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3(i).4 of the Company's Annual Report on Form 10-KSB for the period ended September 30, 2003).

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

EXHIBIT
  NO.                          DESCRIPTION OF EXHIBIT
-------                        ----------------------

10.10 Amendment Number Four to the Revolving Loan and Security Agreement by and between Quest and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated September 28, 2004.

14.1 Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-KSB for the period ended September 30, 2003).

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

                         QUEST GROUP INTERNATIONAL, INC.

                                      INDEX

                                                                    Page


Report of Independent Public Accountants                             F-2

Balance Sheets                                                       F-4

Statements of Operations                                             F-5

Statements of Stockholders' Deficit                                  F-6

Statements of Cash Flows                                             F-7

Notes to Financial Statements                                        F-8

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and

Board of Directors of
Quest Group International, Inc.


We have audited the accompanying balance sheets of Quest Group International, Inc., as of September 30, 2004 and 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Group International, Inc., as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
November 3, 2004

                                         QUEST GROUP INTERNATIONAL, INC.
                                                 BALANCE SHEETS
                                           September 30, 2004 and 2003


                                                     ASSETS                            2004              2003
                                                                                 ----------------  ----------------
Current assets:
  Cash                                                                           $        86,637            47,250
  Accounts receivable                                                                     50,669            26,098
  Inventories                                                                             71,624            55,277
  Current portion of deferred tax asset                                                   17,000                 -
                                                                                 ----------------  ----------------

          Total current assets                                                           225,930           128,625

Property and equipment, net                                                                8,973             6,637
Deposits                                                                                   1,346             1,975
Deferred tax asset                                                                        70,000                 -
                                                                                 ----------------  ----------------

          Total assets                                                           $       306,249           137,237
                                                                                 ================  ================


                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                               $        29,781            60,450
  Accrued expenses                                                                        70,266            45,092
  Related party note payable                                                                   -             5,027
  Notes payable                                                                          103,000                 -
  Deferred revenue                                                                           339                 -
                                                                                 ----------------  ----------------

          Total current liabilities                                                      203,386           110,569

Notes payable                                                                                  -           103,000
Related party fee payment payable                                                        155,000           125,000
                                                                                 ----------------  ----------------

        Total liabilities                                                                358,386           338,569
                                                                                 ----------------  ----------------

Commitments

Stockholders' deficit:
    Series A preferred stock, $.001 par value, 1,000,000 shares designated,
      0 and 1,000,000 shares issued and outstanding, respectively                              -             1,000
    Series B preferred stock, $.001 par value, 500,000 shares designated,
      62,000 and 0 shares issued and outstanding, respectively                                62                 -
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 10,197,000 shares issued and outstanding                                10,197            10,000
    Additional paid-in capital                                                           105,541            68,000
    Accumulated deficit                                                                 (167,937)         (280,332)
                                                                                 ----------------  ----------------

          Total stockholders' deficit                                                    (52,137)         (201,332)
                                                                                 ----------------  ----------------


          Total liabilities and stockholders' deficit                            $       306,249           137,237
                                                                                 ================  ================

                                                              F-3

                                         QUEST GROUP INTERNATIONAL, INC.
                                            STATEMENTS OF OPERATIONS
                                     Years Ended September 30, 2004 and 2003


                                                                                 2004                  2003
                                                                         -------------------   -------------------
Sales, net                                                               $         1,305,960               817,440

Cost of goods sold                                                                   371,379               223,113
                                                                         -------------------   -------------------

          Gross profit                                                               934,581               594,327

Selling, general and administrative expenses                                        (897,183)             (618,359)
                                                                         -------------------   -------------------

          Income (loss) from operations                                               37,398               (24,032)
                                                                         -------------------   -------------------

Other income (expense):
    Loss on disposal of assets                                                          (836)                    -
    Interest expense                                                                 (11,167)              (12,330)
                                                                         -------------------   -------------------

          Net other expense                                                          (12,003)              (12,330)
                                                                         -------------------   -------------------

          Income (loss) before income taxes                                           25,395               (36,362)

Income tax benefit                                                                   (87,000)                    -
                                                                         -------------------   -------------------

          Net income (loss)                                              $           112,395               (36,362)
                                                                         ===================   ===================


Income (loss) per common share - basic and diluted                       $               .01                     -
                                                                         ===================   ===================


Weighted average common shares - basic and diluted                                 8,937,000            10,000,000
                                                                         ===================   ===================


                                                              F-4

                                                         QUEST GROUP INTERNATIONAL, INC.
                                                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                     Years Ended September 30, 2004 and 2003


                                  Series A           Series B
                               Preferred Stock    Preferred Stock          Common Stock        Additional
                       -----------------------   -----------------  -------------------------   Paid-In    Accumulated
                          Shares       Amount     Shares    Amount     Shares        Amount      Capital     Deficit        Total
                       -----------   ---------   --------  -------  -----------   -----------  ----------   ----------   -----------
Balance at
 October 1, 2002         1,000,000   $   1,000          -  $     -   10,000,000   $    10,000  $   68,000   $ (243,970)  $ (164,970)

Net loss                         -           -          -        -            -             -           -      (36,362)     (36,362)
                       -----------   ---------   --------  -------  -----------   -----------  ----------   ----------   ----------
Balance at
 September 30, 2003      1,000,000       1,000          -        -   10,000,000        10,000      68,000     (280,332)    (201,332)

Issuance of preferred
 stock                           -           -    259,000      259            -             -      51,541            -       51,800

Purchase and retirement
 of common stock                 -           -          -        -   (2,000,000)       (2,000)    (13,000)           -      (15,000)

Conversion of Series
 A preferred stock to
 common stock           (1,000,000)     (1,000)         -        -    2,000,000         2,000      (1,000)           -            -

Conversion of Series B
 preferred stock to
 common stock                    -           -   (197,000)    (197)     197,000           197           -            -            -

Net income                       -           -          -        -            -             -           -      112,395      112,395
                       -----------   ---------   --------  -------  -----------   -----------  ----------   ----------   ----------

Balance at
 September 30, 2004              -   $       -     62,000  $    62   10,197,000   $    10,197  $  105,541   $       (7)  $  (52,137)
                       ===========   =========   ========  =======  ===========   ===========  ==========   ==========   ==========


                                                                      F-5

                                                 QUEST GROUP INTERNATIONAL, INC.
                                                    STATEMENTS OF CASH FLOWS
                                             Years Ended September 30, 2004 and 2003


                                                                                    2004                 2003
                                                                              ---------------       ---------------
Cash flows from operating activities:
Net income (loss)                                                             $       112,395               (36,362)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation expense                                                             2,588                 1,659
       Loss on disposal of assets                                                         836                     -
       Deferred taxes                                                                 (87,000)                    -
       (Increase) decrease in:
         Accounts receivable                                                          (24,571)              (14,680)
         Inventories                                                                  (16,347)              (20,836)
         Short-term deposits                                                                -                 4,000
         Deposits                                                                         629                  (900)
       Increase (decrease) in:
         Accounts payable                                                             (30,669)               16,820
         Accrued expenses                                                              25,174                19,638
         Deferred revenue                                                                 339                     -
         Related party fee payment payable                                             30,000                60,000
                                                                              ---------------       ---------------
            Net cash provided by operating activities                                  13,374                29,339
                                                                              ---------------       ---------------
Cash flows from investing activities:
Purchase of fixed assets                                                               (5,760)               (3,269)
                                                                              ---------------       ---------------

            Net cash used in investing activities                                      (5,760)               (3,269)
                                                                              ---------------       ---------------

Cash flows from financing activities:
Proceeds from sale of preferred stock                                                  51,800                     -
Purchase and retirement of common stock                                               (15,000)                    -
Principal payments on related party notes payable                                      (5,027)                    -
                                                                              ---------------       ---------------
            Net cash provided by financing activities                                  31,773                     -
                                                                              ---------------       ---------------
            Net increase in cash                                                       39,387                26,070

Cash, beginning of year                                                                47,250                21,180
                                                                              ---------------       ---------------
Cash, end of year                                                             $        86,637                47,250
                                                                              ===============       ===============


                                                              F-6

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in the statement of operations.

Property and equipment consists of office equipment with a cost of $12,941 and $8,296 and accumulated depreciation of $3,968 and $1,659 as of September 30, 2004 and 2003, respectively.

Short-term Deposits

Short-term deposits consist of cash deposits with the manufacturer of the Company's products. These deposits will be applied against the cost of the products upon delivery from the manufacturer.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Deferred Revenue

During 2004, the Company implemented a customer loyalty program which rewards customers with "Shopping Points" based on purchases of certain products. Shopping points may be redeemed for product. Certain limitations apply and shopping points expire after one year. The value of unredeemed shopping points expected to be redeemed are recorded on the balance sheet as deferred revenue.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

Revenue Recognition

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

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

The Company classifies shipping and handling costs as selling expenses in the statement of income. Shipping and handling costs totaled approximately $140,000 and $76,000 for 2004 and 2003, respectively.

Research and Development

Research and development costs are expensed as incurred.

Advertising

Advertising costs are charged to expense when they first take place. Advertising costs for 2004 and 2003 were approximately $30,000 and $11,000, respectively.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.

Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at September 30, 2004 and 2003.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Use of Estimates in the Preparation of Financial Statements

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


Note 2 - Related Party Note Payable

The related party note payable consists of a note payable with Dassity, Inc. The shareholder of Dassity, Inc. is a Director of the Company. The note was due on October 1, 2003 and was non-interest bearing and was secured by the Company's property and equipment. The note had a balance of $5,027 on September 30, 2003 and was paid in full during 2004.


Note 3 - Related Party Fee Payment Payable

The Company has entered into an agreement with Bateman Dynasty, LC (a major stockholder of the Company) which requires the Company to make monthly and quarterly payments. The monthly payments (referred to as fee payments) are $5,000 and increase to $10,000 in any month that net sales exceed $200,000 and increase to $20,000 in any month that net sales exceed $1,000,000. The monthly fee payments are due on the last day of the month following any month in which net sales exceed $100,000. The quarterly payments (referred to as override bonus payments) are two percent of net sales, when average pre-tax monthly income exceeds $20,000. The fee payments and override bonus payments run in perpetuity.

Information related to the fee payments and override bonus payments are as follows:

                                        2004                      2003
                                   ------------              ------------
Fee Payments:
     Payable                       $    155,000              $    125,000
                                   ============              ============
     Expense                       $     60,000              $     60,000
                                   ============              ============

Override Bonus Payments:
     Payable                       $          -              $          -
                                   ============              ============
     Expense                       $          -              $          -
                                   ============              ============

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


Note 4 - Notes Payable

In October 2001 and February 2002, the Company entered into Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to the Company in an aggregate principal amount any one time outstanding not to exceed $103,000. As of September 30, 2004 and 2003, the principal amount of $103,000 was owing under the McKinley Revolving Loans. All amounts were evidenced by promissory notes that bear interest at ten percent and are secured by all assets of the Company. Principal and accrued interest is due and payable in a single balloon payment on April 18, 2005. Accrued interest at September 30, 2004 and 2003 was approximately $28,000 and $18,000, respectively, and is included in accrued expenses on the balance sheet.


Note 5 -  Income Taxes

The (provision) benefit for income taxes differs from the amount computed at federal statutory rates as follows:

                                                                                      2004               2003
                                                                                --------------     -------------
         (Provision) benefit for income taxes at statutory rate                 $        4,000           (12,000)
         Change in valuation allowance                                                 (91,000)           12,000
                                                                                --------------     -------------
                                                                                $      (87,000)                -
                                                                                ==============     =============

The income tax benefit consists of the following:
                                                                                      2004               2003
                                                                                --------------     -------------
         Current                                                                $            -                 -
         Deferred                                                                      (87,000)                -
                                                                                --------------     -------------
         Income tax benefit                                                     $      (87,000)                -
                                                                                ==============     =============

                                      F-11

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


Note 5 - Income Taxes (continued)

Deferred tax assets (liabilities) are comprised of the following:

                                                                                      2004               2003
                                                                                --------------     -------------
         Net operating loss carryforwards                                       $       34,000            48,000
         Related party fee payment payable                                              53,000            43,000
                                                                                --------------     -------------

                                                                                        87,000            91,000

         Valuation allowance                                                                 -           (91,000)
                                                                                --------------     -------------
                                                                                $       87,000                 -
                                                                                ==============     =============
Presented in the balance sheets as follows:
                                                                                      2004               2003
                                                                                --------------     -------------
         Current portion of deferred tax asset                                  $       17,000                 -
         Deferred tax asset                                                             70,000                 -
                                                                                --------------     -------------
         Net deferred tax asset                                                 $       87,000                 -
                                                                                ==============     =============

As of September 30, 2004, the Company had net operating loss carryforwards of approximately $102,000. These carryforwards begin to expire in 2021. If substantial changes in the Company's ownership should occur there would be an annual limitation of the amount of net operation loss carryforwards which could be utilized. Also, the ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events that cannot be determined.


Note 6 - Supplemental Cash Flow Information

For the years ended September 30, 2004 and 2003, the Company paid interest of approximately $1,000 and $2,000, respectively.

No amounts were paid for income taxes during the years ended September 30, 2004 and 2003.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


Note 7 - Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a par value of $.001, and established two series of preferred shares designated as: Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, consisting of 1,000,000 shares and 500,000 shares designated, respectively.

The Convertible Preferred Stock has the following rights and privileges:

Series A Convertible Preferred Stock

         o The holders of the shares are entitled to one hundred (100) votes for each share held.
         o Upon the liquidation of the Company, the holders of the shares will rank equally with the holders of common shares and Series B shares.
         o        The holders of the shares are not entitled to dividends.
         o The shares are convertible at the option of the holder at any time into common shares, at a conversion rate of one share of Series A Convertible Preferred Stock for two shares of common stock.

During 2004, all of the Series A preferred shares were converted to common shares.

Series B Convertible Preferred Stock

         o The holders of the shares are entitled to one (1) vote for each share held.
         o Upon the liquidation of the Company, the holders of the shares will rank equally with the holders of common shares and Series A shares.
         o        The holders of the shares are not entitled to dividends.
         o The shares are convertible at the option of the holder at any time into common shares, at a conversion rate of one share of Series B Convertible Preferred Stock for one share of common stock.

During 2004, 197,000 shares of the Series B preferred shares were converted to common shares.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


Note 8 - Geographic Sales Information

The Company's sales by geographic area were approximately as follows:

                                              2004                   2003
                                        --------------        --------------
         United States                  $       26,000        $       33,000
         Japan                               1,280,000               784,000
                                        --------------        --------------
                                        $    1,306,000        $      817,000
                                        ==============        ==============

Note 9 - Commitments

Employment Agreements

The Company has entered into an annual employment agreement with Craig Davis, the Company's president. The agreement is subject to automatic renewal for successive one year periods unless notice of termination is given by either party within thirty days of the expiration of the then current term. His employment agreement as approved by the Board of Directors provides that he shall receive (i) an annual salary of $96,000, (ii) increases in his annual salary if and when the Company reaches targeted sales amounts, (iii) bonuses in an amount equal to 1.2% of monthly net sales, provided that the Company has monthly pre-tax income in excess of $20,000 and the Company is not indebted under its current loan arrangements, and (iv) may participate in other benefits offered to employee's generally. The employment agreement also provides for a six-month non-compete time period.

The Company also has entered into an annual employment agreement with Teresa Fackrell. The agreement is subject to automatic renewal for successive one year periods unless notice of termination is given by either party within thirty days of the expiration of the then current term. Her employment agreement as approved by the Board of Directors provides that she shall receive (i) an annual salary of $72,000, (ii) increases in her annual salary if and when the Company reaches targeted sales amounts, (iii) bonuses in an amount equal to .8% of monthly net sales, provided that the Company has monthly pre-tax income in excess of $20,000 and the Company is not indebted under its current loan arrangements, and (iv) may participate in other benefits offered to employee's generally. The employment agreement also provides for a six-month non-compete time period.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


Note 10 - Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, payables and notes payable. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the notes bear interest at market interest rates.


Note 11 - Recent Accounting Pronouncements

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

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.