Form 10KSB/A
period 2004-09-30
QUEST GROUP INTERNATIONAL INC
filed 2005-01-04
CIK 1174228

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                                  FORM 10-KSB/A
                                (Amendment No. 1)

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                               September 30, 2004

                             Commission file number
                                    333-89628

                         QUEST GROUP INTERNATIONAL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                          87-0681500
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
         incorporation)

    967 West Center, Orem, Utah 84057                    (801) 765-1301
----------------------------------------        -------------------------------
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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Set forth below is certain information concerning our directors and executive officers as of December 9, 2004.

                                                                      With the
   Name             Age               Position                     Company Since
   ----             ---               --------                     -------------

Craig Davis          46     President and Director                      2001

Teresa Fackrell      33     Vice President, Secretary, Treasurer
                              & Director                                2001

Brenda Hall          36     Director                                    2001
-------------

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

         Brenda Hall. Ms. Hall has been a director since August 2001 and her term as a director expires at the next annual meeting of stockholders. For the past five years Ms. Hall has been principally employed as the president of Dassity, Inc., a private company. Dassity, Inc. provides bookkeeping, accounting and other services. Ms. Hall's duties at Dassity, Inc. include bookkeeping and accounting services. She does not have prior experience in the nutritional products industry. Ms. Hall is an officer and director of Cedar Mountain Distributors, Inc., a reporting company.

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

                                               QUEST GROUP INTERNATIONAL, INC.
                                               (Registrant)


Date: January 3, 2005                          By  /s/ Craig Davis
                                                  -----------------------------
                                                  Craig Davis,
                                                  President and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                        Title                           Date


 /s/ Craig Davis         President and Director (Principal      January 3, 2005
--------------------     Executive Officer and Principal
Craig Davis              Financial and Accounting Officer)


/s/ Teresa Fackrell      Vice President, Secretary,             January 3, 2005
--------------------     Treasurer & Director
Teresa Fackrell


/s/ Brenda Hall          Director                               January 3, 2005
--------------------
Brenda Hall

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

         10.10 Amendment Number Four to the Revolving Loan and Security Agreement by and between Quest and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated September 28, 2004 (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-KSB for the period ended September 30, 2004).

        EXHIBIT
          NO.                       DESCRIPTION OF EXHIBIT
        -------                     ----------------------

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