Form 10QSB
period 2004-12-31
QUEST GROUP INTERNATIONAL INC
filed 2005-02-14
CIK 1174228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2004

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

                                 [X] Yes [ ] No


     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

               Class                     Outstanding as of February 10, 2005
               -----                     -----------------------------------
   Common Stock, $.001 par value                  10,254,000 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

         Unaudited Condensed Balance Sheets                                 3
           As of December 31, 2004 and September 30, 2004

         Unaudited Condensed Statements of Operations                       4
           For the three month periods ended December 31, 2004
           and December 31, 2003

         Unaudited Condensed Statements of Cash Flows                       5
           For the month periods ended December 31, 2004
           and December 31, 2003

         Notes to Unaudited Condensed Financial Statements                  6

Item 2: Management's Discussion and Analysis and Plan of Operation          7

Item 3: Controls and Procedures                                            10



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                 11

Item 2:  Changes in Securities and Small Business Issuer Purchases
         of Equity Securities                                              11

Item 3:  Defaults upon Senior Securities                                   11

Item 4:  Submission of Matters to a Vote of Security Holders               11

Item 5:  Other Information                                                 11

Item 6:  Exhibits and Reports on Form 8-K                                  11

Signatures                                                                 12

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                         QUEST GROUP INTERNATIONAL, INC.
                                                 BALANCE SHEETS


                                                                                     December 31,     September 30,
                                                                                         2004              2004
                           ASSETS                                                    (Unaudited)        (Audited)
                                                                                   --------------    --------------
Current assets:
  Cash                                                                             $      130,950            86,637
  Accounts receivable                                                                       9,025            50,669
  Inventories                                                                              43,703            71,624
Current portion of deferred tax asset                                                      19,000            17,000
                                                                                   --------------    --------------

          Total current assets                                                            202,678           225,930

Property and equipment, net                                                                 9,935             8,973
Deposits                                                                                    1,150             1,346
Deferred tax asset                                                                         72,000            70,000
                                                                                   --------------    --------------

          Total assets                                                             $      285,763           306,249
                                                                                   ==============    ==============


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                 $       15,004            29,781
  Accrued expenses                                                                         72,518            70,266
  Notes payable                                                                           103,000           103,000
  Deferred revenue                                                                            241               339
                                                                                   --------------    --------------
          Total current liabilities                                                       190,763           203,386

Related party fee payment payable                                                         155,000           155,000
                                                                                   --------------    --------------

        Total liabilities                                                                 345,763           358,386
                                                                                   --------------    --------------

Commitments

Stockholders' deficit:
    Series A preferred stock, $.001 par value, 1,000,000 shares
      designated, no shares issued and outstanding                                              -                 -
    Series B preferred stock, $.001 par value, 500,000 shares designated,
      5,000 and 62,000 shares issued and outstanding, respectively                              5                62
    Common stock, $.001 par value, 50,000,000 shares authorized,
      10,254,000 and 10,197,000 shares issued and outstanding, respectively                10,254            10,197
    Additional paid-in capital                                                            105,541           105,541
    Accumulated deficit                                                                  (175,800)         (167,937)
                                                                                   --------------    --------------
          Total stockholders' deficit                                                     (60,000)          (52,137)
                                                                                   --------------    --------------

          Total liabilities and stockholders' deficit                              $      285,763           306,249
                                                                                   ==============    ==============

                                                            3

                                         QUEST GROUP INTERNATIONAL, INC.
                                       UNAUDITED STATEMENTS OF OPERATIONS
                                  Three Months Ended December 31, 2004 and 2003


                                                                                  2004                 2003
                                                                           -----------------    ----------------
Sales, net                                                                 $         315,455             353,090
Cost of goods sold                                                                    86,400             101,659
                                                                           -----------------    ----------------
          Gross profit                                                               229,055             251,431

Selling, general and administrative expenses                                         238,312             220,537
                                                                           -----------------    ----------------
          Income (loss) from operations                                               (9,257)             30,894

Interest expense                                                                      (2,606)             (2,757)
                                                                           -----------------    ----------------
          Income (loss) before income taxes                                          (11,863)             28,137

Income tax benefit                                                                     4,000                   -
                                                                           -----------------    ----------------

          Net income (loss)                                                $          (7,863)             28,137
                                                                           =================    ================

Income (loss) per common share - basic and diluted                         $               -                   -
                                                                           =================    ================

Weighted average common shares - basic and diluted                                10,210,000          10,000,000
                                                                           =================    ================

                                                            4

                                         QUEST GROUP INTERNATIONAL, INC.
                                       UNAUDITED STATEMENTS OF CASH FLOWS
                                 Three Months Ended December 31, 2004 and 2003



                                                                                    2004                   2003
                                                                              ---------------         -------------
Cash flows from operating activities:
Net income (loss)                                                             $        (7,863)        $      28,137
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation expense                                                               522                   415
       Deferred income taxes                                                           (4,000)                    -
       (Increase) decrease in:
         Accounts receivable                                                           41,644                 1,022
         Inventories                                                                   27,921                 4,442
         Deposits                                                                         196                   529
       Increase (decrease) in:
         Accounts payable                                                             (14,777)              (30,408)
         Accrued expenses                                                               2,252                 8,039
         Deferred revenue                                                                 (98)                    -
         Related party fee payment payable                                                  -                10,000
                                                                              ---------------         -------------
            Net cash provided by operating activities                                  45,797                22,176
                                                                              ---------------         -------------
Cash flows from investing activities:
Purchase of property and equipment                                                     (1,484)               (1,980)
                                                                              ---------------         -------------
            Net cash used in investing activities                                      (1,484)               (1,980)
                                                                              ---------------         -------------
Cash flows from financing activities:
Proceeds from sale of preferred stock                                                       -                51,800
Payments on related party notes payable                                                     -                (5,027)
                                                                              ---------------         -------------

            Net cash provided by financing activities                                       -                46,773
                                                                              ---------------         -------------
            Net increase in cash                                                       44,313                66,969

Cash, beginning of period                                                              86,637                47,250
                                                                              ---------------         -------------

Cash, end of period                                                           $       130,950               114,219
                                                                              ===============         =============

                                       5

                         QUEST GROUP INTERNATIONAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003


Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's annual report on Form 10-KSB for the period ending September 30, 2004. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the expected results for the full year ended September 30, 2005.

Note 2 - Notes Payable

During the year ended September 30, 2004, the Company extended the due date of the McKinley Revolving Loans. The due date of the notes and the accrued interest is now April 18, 2005. At December 31, 2004 and 2003, the principal outstanding on these notes was $103,000. At December 31, 2004 and 2003, the accrued interest outstanding was $31,152 and $20,824, respectively. The accrued interest is included on the balance sheet under the accrued expenses line.

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

         We develop and distribute a line of nutritional products that we call the NeoSource products. The NeoSource product line is comprised of seven products. These products are grouped into several different combinations and in sets of four each called Product Sets. Product Sets are discounted approximately 10% from the single unit price. Our net sales for the three months ended December 31, 2004 breakdown approximately as follows:

         o        69.5% of net sales are generated from sales of Product Sets.

         o 7.4% of net sales are generated from sales of individual products.

         o 13.5% of net sales are generated from sales of miscellaneous other products.

         o less than 0.1% revenues from enrollment fees, which fees include payment for distributor kits.

         o        9.6% of our net sales are generated from shipping fees.


         Our products are nutritional supplements. Our products are not intended to diagnose, treat, cure or prevent any disease. Our products have not been evaluated by the Food and Drug Administration. We have not conducted product testing to determine whether the products are effective for the intended use.

Financial Position

         We had $130,950 in cash as of December 31, 2004, as compared to $86,637 in cash at September 30, 2004. Working capital as of December 31, 2004 was $11,915 as compared to working capital of $22,544 as of September 30, 2004. Of the total decrease in working capital, $9,077 was due to a change in when we recognize expenses incurred in the Japan Support Center. .

Three Months Ended December 31, 2004 and 2003

         During the three months ended December 31, 2004, we had net sales of $315,455 and our cost of goods sold was $86,400, compared to net sales of $353,090 for costs of goods sold of $101,659 for the comparable period from the prior year. During these periods, the decrease in sales was due to our fall marketing activities starting a month later than last year.. Approximately 98% of the 2004 revenues were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. During these periods our revenues were approximately comprised of the following components:

                                        3 Months Ended December 31, 2004          3 Months Ended December 31, 2003
                                        --------------------------------          --------------------------------
Sales of product sets                                 219,170                                   259,168
Sales of individual products                           23,211                                    39,899
Sales of Misc. Products                                42,620                                    19,156
Revenues from distributors' enrollment
  fees, which includes kits                               100                                       264
Shipping and handling fees                             30,354                                    34,603



         During the three months ended December 31, 2004, our selling, general and administrative expenses were $238,312 compared with expenses of $220,537 for the comparable period from the prior year. The reason that for the increase in these expenses was primarily because of fall marketing expenses were incurred in October rather than September, and change in when we recognize expenses incurred in the Japan Support Center. During these periods our selling, general and administrative expenses were approximately comprised of the following components:

                                      3 Months Ended December 31, 2004           3 Months Ended December 31, 2003
                                      --------------------------------           --------------------------------
Commissions                                            98,323                                    96,903
Salaries and Wages                                     46,793                                    43,771
Contract Labor                                          4,917                                     5,033
Fee Payment Expense                                    15,000                                    15,000
Professional Fees                                      18,040                                    14,563
Travel                                                 19,188                                    12,522
Rent                                                    2,925                                     2,925
Bank Service charges                                    5,090                                     7,948
Payroll taxes and fees                                  6,668                                      5725
Miscellaneous                                          21,368                                    16,147

         During the three months ended December 31, 2004, our interest expense was $2,606, compared to $2,757 for the comparable period from the prior year. These expenses were comprised primarily of interest on outstanding revolving loans.

Liquidity and Capital Resources

         We realized a net loss of $7,863 for the three months ended December 31, 2004. We have not established a record of profitable operations and there can be no assurance that we will be profitable in the future. We have a substantial accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern.

         To date, we have financed our operations principally through funds borrowed under revolving loan arrangements, private placements of equity securities and product sales. As of December 31, 2004, we had $130,950 in cash, $202,678 in current assets, $190,763 in current liabilities and working capital of $11,915. At December 31, 2004, we had not committed to spend any material funds on capital expenditures.

         We have $155,000 in related party fees payment payable. This amount relates to the Bateman Revolving Loan and Security Agreement (described below).

         In October 2001 and February 2002, Quest entered into Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to Quest in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of February 10, 2005, the principal amount of $103,000 was owing under the McKinley Revolving Loans. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest are due and payable in a single balloon payment on April 18, 2005. Accrued interest at December 31, 2004 was approximately $31,152. No assurance can be given that we will have the resources to repay any or all of the amounts owing to McKinley when the obligations come due.

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

Item 3. Controls and Procedure

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

         None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

            The Company had outstanding 259,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is convertible into common stock on are one-for-one basis after August 1, 2004 and each share is entitled to one vote at a meeting of stockholders. Between August 4, 2004 and December 31, 2004, 254,000 of these shares were converted into common stock. The conversion of the preferred stock was exempt under Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Rule 506 of Regulations D as promulgated under the Securities Act of 1933.

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

                                      QUEST GROUP INTERNATIONAL, INC.



                                      By     /s/ Craig Davis
                                         ---------------------------------------
Date: February 11, 2005                  Craig Davis
                                         President, Principal Executive Officer,
                                         Principal Financial Officer, Director