Form 10QSB
period 2005-03-31
QUEST GROUP INTERNATIONAL INC
filed 2005-05-11
CIK 1174228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005

                         Commission File Number 0-26694

                         QUEST GROUP INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                          87-0681500
-------------------------------                ---------------------------------
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

                                 [ ] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

               Class                            Outstanding as of May 9, 2005
               -----                            -----------------------------
   Common Stock, $.001 par value                      10,259,000 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

         Unaudited Condensed Balance Sheets                                 3
              As of March 31, 2005 and September 30, 2004

         Unaudited Condensed Statements of Operations                       4
              For the three and six month periods ended March 31, 2005
              and March 31, 2004
         Unaudited Condensed Statements of Cash Flows                       5
              For the six month periods ended March 31, 2005 and March 31, 2004

         Notes to Unaudited Condensed Financial Statements                  6

Item 2: Management's Discussion and Analysis and Plan of Operation          7

Item 3: Controls and Procedures                                            11



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                 12

Item 2:  Unregistered Sales of Securities and Use of Proceeds              12

Item 3:  Defaults upon Senior Securities                                   12

Item 4:  Submission of Matters to a Vote of Security Holders               12

Item 5:  Other Information                                                 12

Item 6:  Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 14

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                          QUEST GROUP INTERNATIONAL, INC.
                                                  BALANCE SHEETS


                                                                                      March 31,       September 30,
                                                                                        2005              2004
                           ASSETS                                                    (Unaudited)        (Audited)
                                                                                   --------------    --------------
Current assets:
  Cash                                                                             $      182,320            86,637
  Accounts receivable                                                                      34,404            50,669
  Inventories                                                                              45,647            71,624
  Current portion of deferred tax asset                                                    72,000            17,000
                                                                                   --------------    --------------
          Total current assets                                                            334,371           225,930

Property and equipment, net                                                                11,372             8,973
Deposits                                                                                    1,150             1,346
Deferred tax asset                                                                              -            70,000
                                                                                   --------------    --------------

          Total assets                                                             $      346,893           306,249
                                                                                   ==============    ==============


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                 $       27,943            29,781
  Accrued expenses                                                                         93,176            70,266
  Notes payable                                                                           103,000           103,000
  Deferred revenue                                                                          2,608               339
                                                                                   --------------    --------------
          Total current liabilities                                                       226,727           203,386

Related party fee payment payable                                                         150,000           155,000
                                                                                   --------------    --------------

        Total liabilities                                                                 376,727           358,386
                                                                                   --------------    --------------

Commitments

Stockholders' deficit:
    Series A preferred stock, $.001 par value, 1,000,000 shares
      designated, no shares issued and outstanding                                              -                 -
    Series B preferred stock, $.001 par value, 500,000 shares designated,
      5,000 and 62,000 shares issued and outstanding, respectively                              5                62
    Common stock, $.001 par value, 50,000,000 shares authorized,
      10,254,000 and 10,197,000 shares issued and outstanding, respectively                10,254            10,197
    Additional paid-in capital                                                            105,541           105,541
    Accumulated deficit                                                                  (145,634)         (167,937)
                                                                                   --------------    --------------

          Total stockholders' deficit                                                     (29,834)          (52,137)
                                                                                   --------------    --------------

          Total liabilities and stockholders' deficit                              $      346,893           306,249
                                                                                   ==============    ==============

                                                       3

                                         QUEST GROUP INTERNATIONAL, INC.
                                       UNAUDITED STATEMENTS OF OPERATIONS



                                                  Three Months Ended                        Six Months Ended
                                                        March 31,                                March 31,
                                        --------------------------------------    -------------------------------------
                                              2005                 2004                 2005                 2004
                                        -----------------    -----------------    ----------------     ----------------
Sales, net                              $         415,166              301,976             730,621              655,066

Cost of goods sold                                118,008               87,432             204,408              189,091
                                        -----------------    -----------------    ----------------     ----------------
    Gross profit                                  297,158              214,544             526,213              465,975

Selling, general and
 administrative expenses                          245,440              206,890             483,752              427,427
                                        -----------------    -----------------    ----------------     ----------------

Income from
 operations                                        51,718                7,654              42,461               38,548

Interest expense                                   (2,552)              (2,845)             (5,158)              (5,602)
                                        -----------------    -----------------    ----------------     ----------------

    Income before
     income taxes                                  49,166                4,809              37,303               32,946

Provision for income taxes                        (19,000)                   -             (15,000)                   -
                                        -----------------    -----------------    ----------------     ----------------

Net income                              $          30,166                4,809              22,303               32,946
                                        =================    =================    ================     ================


Income per common
 share - basic and diluted              $             .00                  .00                 .00                  .00
                                        =================    =================    ================     ================

Weighted average common
shares - basic and diluted                     10,254,000            9,714,000          10,232,000            9,860,000
                                        =================    =================    ================     ================

                                                       4

                                         QUEST GROUP INTERNATIONAL, INC.
                                       UNAUDITED STATEMENTS OF CASH FLOWS
                                    Six Months Ended March 31, 2005 and 2004


                                                                                     2005                2004
                                                                              ---------------       ---------------
Cash flows from operating activities:
Net income                                                                    $        22,303       $        32,946
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation expense                                                             1,729                   929
       Deferred income taxes                                                           15,000                     -
       (Increase) decrease in:
         Accounts receivable                                                           16,265                11,183
         Inventories                                                                   25,977               (10,363)
         Deposits                                                                         196                   529
       Increase (decrease) in:
         Accounts payable                                                              (1,838)              (46,018)
         Accrued expenses                                                              22,910                 9,746
         Deferred revenue                                                               2,269                     -
         Related party fee payment payable                                             (5,000)               20,000
                                                                              ---------------       ---------------

            Net cash provided by operating activities                                  99,811                18,952
                                                                              ---------------       ---------------

Cash flows from investing activities:
Purchase of fixed assets                                                               (4,128)               (1,980)
                                                                              ---------------       ---------------

            Net cash used in investing activities                                      (4,128)               (1,980)
                                                                              ---------------       ---------------

Cash flows from financing activities:
Proceeds from sale of preferred stock                                                       -                51,800
Purchase and retirement of common stock                                                     -               (15,000)
Principal payments on related party notes payable                                           -                (5,027)
                                                                              ---------------       ---------------

            Net cash provided by financing activities                                       -                31,773
                                                                              ---------------       ---------------

            Net increase in cash                                                       95,683                48,745

Cash, beginning of period                                                              86,637                47,250
                                                                              ---------------       ---------------

Cash, end of period                                                           $       182,320                95,995
                                                                              ===============       ===============


                                                       5

                         QUEST GROUP INTERNATIONAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004


Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 2004. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the expected results for the full year ended September 30, 2005.

Note 2 - Notes Payable

During the year ended September 30, 2004, the Company extended the due date of the McKinley Revolving Loans. The due date of the notes and the accrued interest is now April 18, 2005. At March 31, 2005 and 2004, the principal outstanding on these notes was $103,000. At March 31, 2005 and 2004, the accrued interest outstanding was $33,691 and $23,392, respectively. The accrued interest is included on the balance sheet under the accrued expenses line.

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

Financial Position

         We had $182,320 in cash as of March 31, 2005, as compared to $86,637 in cash at September 30, 2004. Working capital as of March 31, 2005 was $107,644 as compared to working capital of $22,544 as of September 30, 2004. The increase in working capital was primarily due to an increase in cash on hand as a result of earnings.

Three and Six Months Ended March 31, 2005 and 2004

         During the three and six months ended March 31, 2005, we had net sales of $415,166 and $730,621, respectively, and our cost of goods sold was $118,008 and $204,408, respectively. Approximately 96% of these revenues were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. During these periods our revenues were approximately comprised of the following components:

                                               3 Months Ended March 31, 2005        6 Months Ended March 31, 2005
                                               -----------------------------        -----------------------------
Product Sales                                               369,864                              654,865
Revenues from distributors' enrollment                          250                                  350
     fees, which includes kits
Shipping and handling fees                                   45,052                               75,406

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
                                               3 Months Ended March 31, 2004        6 Months Ended March 31, 2004
                                               -----------------------------        -----------------------------
Product Sales                                               268,861                              584,433
Revenues from distributors' enrollment                          273                                  537
     fees, which includes kits
Shipping and handling fees                                   32,842                               70,096

         During the three and six months ended March 31, 2005, our general and administrative expenses were $245,440 and $483,752, respectively. During these periods our general and administrative expenses were approximately comprised of the following components:
                                              3 Months Ended March 31, 2005      6 Months Ended March 31, 2005
                                              -----------------------------      -----------------------------
     Commissions                                           124,120                               222,443
     Salaries and Wages                                     46,078                                92,871
     Contract Labor                                          3,830                                 8,747
     Fee Payment Expense                                    15,000                                30,000
     Professional Fees                                      18,115                                36,155
     Travel                                                  9,374                                28,562


     Rent                                                    2,925                                 5,850
     Bank Service charges                                    7,166                                12,256
     Payroll taxes and fees                                  5,778                                 12446
     Miscellaneous                                          13,054                                 34422

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

         During the three and six months ended March 31, 2005, our interest expense was $2,552 and $5,158, respectively, compared to $2,845 and $5,602 for the comparable periods from the prior year. These expenses were comprised primarily of interest on outstanding revolving loans.

Liquidity and Capital Resources

         We realized net income of $30,166 and $22,303 for the three and six months ended March 31, 2005. We are just beginning to establish profitable operations and there can be no assurance that we will continue to be profitable in the future.

         To date, we have financed our operations principally through funds borrowed under revolving loan arrangements, private placements of equity securities and product sales. As of March 31, 2005, we had $182,320 in cash, $334,371 in current assets, $226,727 in current liabilities and working capital of $107,644. At March 31, 2005, we had not committed to spend any material funds on capital expenditures.

         We have $150,000 in related party fees payable. This amount relates to the Bateman Revolving Loan and Security Agreement (described below).

         On or about April 6, 2005, the Company received $100,000 in funding under the terms of an unsecured promissory note. The funds were lent to the Company by a single accredited lender, Dassity, Inc. Ms. Brenda Hall, a director of the Company, is the president and an owner of Dassity, Inc. This loan bears interest at the rate of four percent per annum and the note is payable on demand at any time after the twelve month anniversary date of the note. The Company does not have sufficient funding at this time to repay the amounts borrowed and there can be no assurance that sufficient funding will be received to repay the amounts owing.

         In October 2001 and February 2002, Quest entered into a Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to Quest in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of March 31, 2005, the principal amount of $103,000 was owing under the McKinley Revolving Loans. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest was due and payable in a single balloon payment on April 18, 2005. The Company intends to pay these loan amounts in the future, as soon as it is reasonably able to do so.

         In September 2001, Quest entered into a Revolving Loan and Security Agreement (the "Bateman Revolving Loan") with Bateman Dynasty, LC, a Utah limited liability company ("Bateman") and a stockholder of Quest. Under the terms of the agreement, Bateman lent Quest approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where Quest has pre-tax income in excess of $20,000 and Quest is not indebted under its current loan arrangements and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. Quest entered into this type of arrangement because, at the time, these were the best terms that it was able to negotiate for such capital. When monthly net sales are less than $100,000, the $5,000 minimum payment accrues and is indicated on the balance sheet as "Related party fee payment payable". On or about April 6, 2005 the Company paid Bateman $150,000 for previously accrued and unpaid fees.

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

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. We disclose important factors that could cause our actual results to differ materially from our expectations under the caption "Risk Factors" in our Annual Report on Form 10-KSB, including but not limited to our history of losses, working capital deficit, need for additional funds to execute our business plan, dependence on our distributors, and the risk of product demand, economic conditions, competitive products, changes in the regulation of our industry and other risks. As a result, our actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 3. Controls and Procedure

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

         None

Item 2. Unregistered Sales of Securities and Use of Proceeds.

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

         10.10 Amendment Number Four to the Revolving Loan and Security Agreement by and between Quest and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated September 28, (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-KSB, dated September 30, 2004).

         10.11 Promissory note in the principal amount of $100,000 ((Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated April 6, 2005).

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

                                            QUEST GROUP INTERNATIONAL, INC.



                                            By  /s/ Craig Davis
                                               --------------------------------
Date: May 10, 2005                             Craig Davis
                                               President, Principal Executive
                                               Officer, Principal Financial
                                               Officer, Director