Form 10QSB
period 2005-06-30
QUEST GROUP INTERNATIONAL INC
filed 2005-08-12
CIK 1174228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2005

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

                                 [X] Yes [ ] No


         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                   Class                    Outstanding as of August 10, 2005
       -----------------------------        ---------------------------------
       Common Stock, $.001 par value                10,259,000 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

         Unaudited Condensed Balance Sheets                              3
           As of June 30, 2005 and September 30, 2004

         Unaudited Condensed Statements of Operations                    4
           For the three and nine month periods ended
           June 30, 2005 and June 30, 2004

         Unaudited Condensed Statements of Cash Flows                    5
           For the nine month periods ended June 30, 2005
           and June 30, 2004

         Notes to Unaudited Condensed Financial Statements               6

Item 2: Management's Discussion and Analysis and Plan of Operation       7

Item 3: Controls and Procedures                                         11



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                              12

Item 2:  Unregistered Sales of Securities and Use of Proceeds           12

Item 3:  Defaults upon Senior Securities                                12

Item 4:  Submission of Matters to a Vote of Security Holders            12

Item 5:  Other Information                                              12

Item 6:  Exhibits and Reports on Form 8-K                               12

Signatures                                                              14

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                         QUEST GROUP INTERNATIONAL, INC.
                                                 BALANCE SHEETS


                                                                                      June 30,        September 30,
                                                                                        2005              2004
                           ASSETS                                                    (Unaudited)        (Audited)
                                                                                   --------------    --------------
Current assets:
  Cash                                                                             $      151,537            86,637
  Accounts receivable                                                                      96,758            50,669
  Inventories                                                                              93,572            71,624
  Current portion of deferred tax asset                                                    36,000            17,000
                                                                                   --------------    --------------
          Total current assets                                                            377,867           225,930

Property and equipment, net                                                                10,711             8,973
Deposits                                                                                    1,150             1,346
Deferred tax asset                                                                              -            70,000
                                                                                   --------------    --------------

          Total assets                                                             $      389,728           306,249
                                                                                   ==============    ==============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                 $       18,840            29,781
  Accrued expenses                                                                        126,383            70,266
  Related party fee payment payable                                                         5,000                 -
  Related party note payable                                                              100,000                 -
  Notes payable                                                                           103,000           103,000
  Deferred revenue                                                                          1,250               339
                                                                                   --------------    --------------
          Total current liabilities                                                       354,473           203,386

Related party fee payment payable                                                               -           155,000
                                                                                   --------------    --------------

        Total liabilities                                                                 354,473           358,386
                                                                                   --------------    --------------

Commitments

Stockholders' deficit:
    Series A preferred stock, $.001 par value, 1,000,000 shares
      designated, no shares issued and outstanding                                              -                 -
    Series B preferred stock, $.001 par value, 500,000 shares designated,
      5,000 and 62,000 shares issued and outstanding, respectively                              5                62
    Common stock, $.001 par value, 50,000,000 shares authorized,
      10,254,000 and 10,197,000 shares issued and outstanding, respectively                10,254            10,197
    Additional paid-in capital                                                            105,541           105,541
    Accumulated deficit                                                                   (80,545)         (167,937)
                                                                                   --------------    --------------

          Total stockholders' deficit                                                      35,255           (52,137)
                                                                                   --------------    --------------

          Total liabilities and stockholders' deficit                              $      389,728           306,249
                                                                                   ==============    ==============

                                See accompanying notes to financial statements.

                                                        3

                                         QUEST GROUP INTERNATIONAL, INC.
                                       UNAUDITED STATEMENTS OF OPERATIONS


                                                  Three Months Ended                        Nine Months Ended
                                                       June 30,                                  June 30,
                                          ------------------------------------     ------------------------------------
                                              2005                   2004               2005                 2004
                                          ---------------      ---------------     ---------------      ---------------
Sales, net                                $       592,722              318,562           1,323,344              973,628

Cost of goods sold                                174,026               90,595             378,434              279,687
                                          ---------------      ---------------     ---------------      ---------------

    Gross profit                                  418,696              227,967             944,910              693,941

Selling, general and
 administrative expenses                          314,106              230,253             797,858              657,679
                                          ---------------      ---------------     ---------------      ---------------

Income (loss) from
 operations                                       104,590               (2,286)            147,052               36,262

Interest expense                                   (3,502)              (2,739)             (8,660)              (8,341)
                                          ---------------      ---------------     ---------------      ---------------

    Income (loss) before
     income taxes                                 101,088               (5,025)            138,392               27,921

Provision for income taxes                        (36,000)                   -             (51,000)                   -
                                          ---------------      ---------------     ---------------      ---------------

Net income (loss)                         $        65,088               (5,025)             87,392               27,921
                                          ===============      ===============     ===============      ===============

Income (loss) per common
 share - basic and diluted                $           .01                 (.00)                .01                  .00
                                          ===============      ===============     ===============      ===============

Weighted average common
shares - basic and diluted                     10,254,000            8,000,000          10,239,000            9,238,000
                                          ===============      ===============     ===============      ===============


                                         See accompanying notes to financial statements.

                                                                4

                                         QUEST GROUP INTERNATIONAL, INC.
                                       UNAUDITED STATEMENTS OF CASH FLOWS
                                    Nine Months Ended June 30, 2005 and 2004



                                                                                    2005                  2004
                                                                               --------------        --------------
Cash flows from operating activities:
Net income                                                                     $       87,392                27,921
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation expense                                                             2,591                 1,442
       Deferred income taxes                                                           51,000                     -
       (Increase) decrease in:
         Accounts receivable                                                          (46,089)                9,377
         Inventories                                                                  (21,948)               (6,663)
         Deposits                                                                         196                   529
       Increase (decrease) in:
         Accounts payable                                                             (10,941)              (54,310)
         Accrued expenses                                                              56,117                33,324
         Deferred revenue                                                                 911                 1,276
         Related party fee payment payable                                           (150,000)               25,000
                                                                               --------------        --------------

            Net cash provided by operating activities                                 (30,771)               37,896
                                                                               --------------        --------------

Cash flows from investing activities:
Purchase of fixed assets                                                               (4,329)               (3,332)
                                                                               --------------        --------------

            Net cash used in investing activities                                      (4,329)               (3,332)
                                                                               --------------        --------------

Cash flows from financing activities:
Proceeds from related party note payable                                              100,000                     -
Proceeds from sale of preferred stock                                                       -                51,800
Purchase and retirement of common stock                                                     -               (15,000)
Principal payments on related party notes payable                                           -                (5,027)
                                                                               --------------        --------------

            Net cash provided by financing activities                                 100,000                31,773
                                                                               --------------        --------------

            Net increase in cash                                                       64,900                66,337

Cash, beginning of period                                                              86,637                47,250
                                                                               --------------        --------------

Cash, end of period                                                            $      151,537               113,587
                                                                               ==============        ==============

                                 See accompanying notes to financial statements.

                                                       5

                         QUEST GROUP INTERNATIONAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004


Note 1 - Basis of Presentation

         The accompanying unaudited condensed financial statements of Quest Group International, Inc. (the Company) have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10KSB previously filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the expected results for the full year ended September 30, 2005.

Note 2 - Related Party Note Payable

         On April 6, 2005, the Company borrowed $100,000 from Dassity, Inc. The shareholder of Dassity, Inc. is a former director of the Company. The note is due on April 6, 2006, is unsecured, and bears interest at 4%. At June 30, 2005, the principal outstanding on this note was $100,000. At June 30, 2005, the accrued interest outstanding was $932. The accrued interest is included on the balance sheet with accrued expenses.

Note 3 - Notes Payable

         During the quarter ended June 30, 2005, the Company extended the due date of the McKinley Revolving Loans. The due date of the notes and the accrued interest is now April 18, 2006. At June 30, 2005, the principal outstanding on these notes was $103,000. At June 30, 2005, the accrued interest outstanding was $36,259. The accrued interest is included on the balance sheet with accrued expenses.

Note 4 - Capital Stock

         The Company has established a series of preferred stock with a total of 5,000,000 authorized shares and a par value of $.001, and one series of common stock with a par value of $.001 and 50,000,000 shares authorized.

Note 5 - Additional footnotes included by reference

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

Financial Position

         We had $151,537 in cash as of June 30, 2005, as compared to $86,637 in cash at September 30, 2004. Working capital as of June 30, 2005 was $23,394 as compared to working capital of $22,544 as of September 30, 2004. The increase in working capital was primarily due to an increase in cash on hand as a result of earnings.

Three and Nine Months Ended June 30, 2005 and 2004

         During the three and nine months ended June 30, 2005, we had net sales of $592,722 and $1,323,344, respectively, and our cost of goods sold was $174,026 and $378,434, respectively. Approximately 97% of these revenues were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. During these periods our revenues were approximately comprised of the following components:

                                               3 Months Ended June 30, 2005          9 Months Ended June 30, 2005
                                               ----------------------------          ----------------------------
Product Sales                                              $529,377                           $1,184,243
Revenues from distributors' enrollment                          360                                  710
     fees, which includes kits
Shipping and handling fees                                   62,985                              138,391

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

                                               3 Months Ended June 30, 2004          9 Months Ended June 30, 2004
                                               ----------------------------          ----------------------------
Product Sales                                              $287,862                             $872,295
Revenues from distributors' enrollment                          150                                  687
     fees, which includes kits
Shipping and handling fees                                   30,550                              100,646

         During the three and nine months ended June 30, 2005, our selling, general and administrative expenses were $314,106 and $797,858, respectively.
During these periods our general and administrative expenses were approximately comprised of the following components:

                                               3 Months Ended June 30, 2005       9 Months Ended June 30, 2005
                                               ----------------------------       ----------------------------
Commissions                                                $177,398                             $399,841
Salaries and Wages                                           45,130                              138,001
Contract Labor                                                8,244                               16,991
Fee Payment Expense                                          15,000                               45,000
Professional Fees                                            19,507                               55,662
Travel                                                        9,647                               38,209
Rent                                                          2,925                                8,775
Bank Service charges                                          9,841                               22,097
Payroll taxes and fees                                        6,748                               19,194
Miscellaneous                                                19,666                               54,088

                                       7

         During the three and nine months ended June 30, 2004, our selling, general and administrative expenses were $230,253 and $657,679, respectively. During these periods our general and administrative expenses were approximately comprised of the following components:

                                             3 Months Ended June 30, 2004            9 Months Ended June 30, 2004
                                             ----------------------------            ----------------------------
Commissions                                                $100,758                             $283,588
Salaries and Wages                                           49,350                              135,457
Contract Labor                                                4,220                               20,788
Fee Payment Expense                                          15,000                               45,000
Professional Fees                                            18,525                               55,433
Travel                                                       10,453                               28,942
Rent                                                          2,925                                8,775
Bank Service charges                                          6,372                               20,362
Payroll taxes and fees                                        6,611                               17,278
Miscellaneous                                                16,039                               42,056

         During the three and nine months ended June 30, 2005, our interest expense was $3,502 and $8,660, respectively, compared to $2,739 and $8,341 for the comparable periods from the prior year. These expenses were comprised primarily of interest on outstanding revolving loans and, during the 2005 period, interest on the loan from Dassity, Inc.

         We realized net income of $65,088 and $87,392 for the three and nine months ended June 30, 2005. There can be no assurance that we will continue to be profitable in the future.

Liquidity and Capital Resources

         To date, we have financed our operations principally through funds borrowed under revolving loan arrangements, private placements of equity securities and product sales. As of June 30, 2005, we had $151,537 in cash, $377,867 in current assets, $354,473 in current liabilities and working capital of $23,394. At June 30, 2005, we had not committed to spend any material funds on capital expenditures.

         We have $5,000 in related party fees payable. This amount relates to the Bateman Revolving Loan and Security Agreement (described below).

         On or about April 6, 2005, the Company received $100,000 in funding under the terms of an unsecured promissory note. The funds were lent to the Company by a single accredited lender, Dassity, Inc. Ms. Brenda Hall, a former director of the Company, is the president and an owner of Dassity, Inc. This loan bears interest at the rate of four percent per annum and the note is payable on demand at any time after the twelve month anniversary date of the note. The Company does not have sufficient funding at this time to repay the amounts borrowed and there can be no assurance that sufficient funding will be received to repay the amounts owing.

         In October 2001 and February 2002, the Company entered into a Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of June 30, 2005, the principal amount of $103,000 was owing under the McKinley Revolving Loans. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest are due and payable in a single balloon payment on April 18, 2006. The Company will look to future earnings to generate the necessary cash to repay this obligation. There can be no assurance that the Company will be successful in generating sufficient earnings to repay the amount owing.

         In September 2001, the Company entered into a Revolving Loan and Security Agreement (the "Bateman Revolving Loan") with Bateman Dynasty, LC, a Utah limited liability company ("Bateman") and a stockholder of the Company. Under the terms of the agreement, Bateman lent the Company approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where the Company has pre-tax income in excess of $20,000 and the Company is not indebted under its current loan arrangements and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. The Company entered into this type of arrangement because, at the time, these were the best terms that it was able to negotiate for such capital. When monthly net sales are less than $100,000, the $5,000 minimum payment accrues and is indicated on the balance sheet as "Related party fee payment payable". On or about April 6, 2005, the Company paid Bateman $150,000 for previously accrued and unpaid fees.

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

Item 3. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended June 30, 2005, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Unregistered Sales of Securities and Use of Proceeds.

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security holders.

         None

Item 5. Other Information.

         On May 31, 2005, Ms. Brenda Hall resigned as a member of the Board of Directors of the Company due to personal time constraints.

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

10.3 Revolving Loan and Security Agreement by and between the Company and Craig Davis (Incorporated by reference to Exhibit
                  10.3 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

10.4 Revolving Loan and Security Agreement by and between the Company and Bateman Dynasty, LC, dated September 1, 2001 (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

EXHIBIT NO.                            DESCRIPTION OF EXHIBIT
-----------                            ----------------------

10.5 Amendment No. 1 to the Revolving Loan and Security Agreement by and between the Company and Bateman Dynasty, LC, dated February 1, 2002 (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

10.6 Revolving Loan and Security Agreement by and between the Company and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated October 12, 2001 (Incorporated by reference to
                  Exhibit 10.6 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

10.7 Revolving Loan and Security Agreement by and between the Company and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated February 13, 2002 (Incorporated by reference to
                  Exhibit 10.7 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

10.8 Amendment Number One to the Revolving Loan and Security Agreement by and between the Company and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated July 15, 2002 (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form SB-2 filed August 29, 2002, File No. 333-89628).

10.9 Amendment Number Two to the Revolving Loan and Security Agreement by and between the Company and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated December 31, 2002 (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form SB-2 filed February 10, 2003, File No. 333-89628).

10.10 Amendment Number Four to the Revolving Loan and Security Agreement by and between the Company and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated September 28, 2004 (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-KSB, dated September 30, 2004).

10.11 Promissory note in the principal amount of $100,000 ((Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated April 6, 2005).

10.12 Amendment Number Five to the Revolving Loan and Security Agreement by and between the Company and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated June 23, 2005.

31.1 Certification by Craig Davis under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Craig Davis under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Craig Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

         On April 7, 2005, the Company filed an 8-K reporting under Items 1.01,
2.03 and 9.02 the $100,000 loan transaction with Dassity, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       QUEST GROUP INTERNATIONAL, INC.



Date: August 10, 2005                  By    /s/ Craig Davis
                                          --------------------------------------
                                         Craig Davis
                                         President, Principal Executive Officer,
                                         Principal Financial Officer, Director