Form 10KSB
period 2005-09-30
QUEST GROUP INTERNATIONAL INC
filed 2005-12-28
CIK 1174228

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                            -------------------------
                               September 30, 2005

                             Commission file number
                             ----------------------
                                    333-89628

                         QUEST GROUP INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                          87-0681500
----------------------------                   ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
     of incorporation)

     967 West Center, Orem, Utah 84057                (801) 765-1301
 ----------------------------------------     -------------------------------
 (Address of principal executive offices)     (Registrant's telephone number,
                                                   including area code)

         Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The issuer's revenue for its most recent fiscal year was $1,943,721

         The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of December 2, 2005 was: There is no trading market for the issuer's securities.

         As of December 2, 2005, the Company had 10,254,000 shares of common stock outstanding.

                         QUEST GROUP INTERNATIONAL, INC.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED SEPTEMBER 30, 2005




                                     PART I

Item 1.     Description of Business...........................................3
Item 2.     Description of Property...........................................9
Item 3.     Legal Proceedings.................................................9
Item 4.     Submission of Matters to a Vote of Security Holders...............9


                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters............10
Item 6.     Management's Discussion and Analysis or Plan of Operation........10
Item 7.     Financial Statements.............................................17
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......................................17
Item 8A.    Controls and Procedures .........................................17
Item 8B.    Other Information................................................17


                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act..............18
Item 10.    Executive Compensation...........................................19
Item 11.    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters ...............................20
Item 12.    Certain Relationships and Related Transactions...................21
Item 13.    Exhibits.........................................................22
Item 14.    Principal Accountant Fees and Services...........................22

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

         During the fiscal year ended September 30, 2005, we generated $1,943,721 in revenues. We do not extend credit to our distributors. Payment for product is required prior to shipping. All sales are paid for in U.S. dollars through an InterCash account or other arrangements and we do not maintain offices outside the U.S.

Our Products

         We develop and distribute a line of nutritional products that we call the NeoSource products. The NeoSource product line is comprised of six products. Five of these products are grouped into eight different combinations called Product Sets. An antioxidant and vitamin product, called NeoGuard Chewable, is not included in any of the product sets. Our approximate net sales breakdown for the fiscal year ended September 30, 2005 is as follows:

         o        62.4% of net sales are generated from sales of Product Sets.
         o 7.8% of net sales are generated from sales of individual products, excluding NeoGuard Chewable.
         o        13.5% of net sales are generated from sales of NeoGuard
                  Chewable.
         o .1% revenues from enrollment fees, which fees include payment for distributor kits.
         o        10.9% of our net sales are generated from shipping fees.
         o The remaining 5.3% of our net sales are generated from miscellaneous sales.

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

Foreign Operations

         We had approximately $1,943,721 in sales for the fiscal year ended September 30, 2005, of which $1,900,000 was generated from purchasers in Japan and $43,000 was generated from purchasers in the U.S. We use direct-selling efforts to sell our products in both markets. Products sold in Japan are shipped using Nippon Express from their El Segundo, California facility as the customs representative, air cargo and ground delivery carrier. We pay Nippon Express their standard rates to ship our products. The charges depend on the weight of the package and vary from $18 for a 4 kg package to $161.60 for a 30 kg package. On average, customers receive their orders in Japan within five business days of order payment confirmation.

         We require payment for our products through bank wire transfer or credit card. We pay commissions to distributors residing in the U.S. by check and to distributors residing in Japan by bank wire transfer. We do not extend credit to our Japanese or other distributors. Payment for product being delivered in Japan or elsewhere is required prior to shipping. All sales are paid for in U.S. dollars.

         Quest does not maintain offices outside the U.S. Quest does not have manufacturing facilities.

Distribution and Marketing

         Both Quest and our independent distributors market our products to consumers through direct-selling techniques. Our distributors sell NeoSource products on a part-time basis to friends or associates or use the products themselves. We incentivize our independent distributors through a combination of quality products, product support and financial benefits. The financial benefits include rebates and group development bonuses.

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

         As of December 2, 2005, we had 107 active distributors, 13of these distributors were in the U.S. and 94 of the distributors were in Japan. On that date we also had 1770 active members who buy product from us but who do not act as distributors. A distributor or member is considered active if their most recent purchase was made less than 12 months ago. Distributors buy product at wholesale prices mainly for resale. Our members are able to buy product at a discount from retail prices and the products purchased by members are not intended for resale. One may become a Quest distributor by applying to Quest under the sponsorship of someone who is already a distributor, paying an $50 enrollment fee, providing an email address and other contact information for communications purposes.

Compensation of Distributors

         Our distributors are entitled to the following compensation:

         o Group Development Bonus: Distributors receive a 5 - 13% Group Development Bonus based on the volume of products sold by their distributor group. A distributor group includes a distributor and his or her sponsored distributors who have not yet sold $6,000 in cumulative group volume (a "Distributor

                  Group"). Sponsored distributors include a distributor who is first sponsored to become a distributor by the sponsoring distributor and all distributors who are down line from the sponsored distributor.

                  For example, if Jane was a distributor and she sponsored John who becomes a distributor and John sponsors Joe who becomes a distributor and Joe sponsors Sam who becomes a distributor, then Jane's Distributor Group includes Jane, John, Joe and Sam. If Joe and the distributors down line from Joe subsequently sell $6,000 in cumulative group volume then Jane's Distributor Group would no longer include Joe, Sam or any other distributors who are down line from Joe.

         o Enroller Bonus: Distributors can also earn up to an additional 5% Enroller or affiliate bonus on the revenue generated by the customers and distributors directly referred to Quest.

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

                  For example, if Jane was a Leader and she sponsored John who becomes a Leader and John sponsors Joe who becomes a Leader and Joe sponsors Sam who becomes a Leader and Sam sponsors Jill who becomes a Leader and Jill sponsors Mary who becomes a Leader and Mary sponsors Martha who becomes a Leader and Martha sponsors Cindy who becomes a Leader, then Jane would be entitled to a Leadership Override Bonus based on the group sales volume of John, Joe, Sam, Jill, Mary and Martha. Jane would not be entitled to a Leadership Override Bonus from sales of Cindy because Cindy is more than six levels down line from Jane. In addition to and unlike the Group Development Bonus, only sales of the Leaders (and not the Distributor Groups of the Leaders) are taken into consideration when calculating the Leadership Override Bonus.

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

Information Systems

         We use Infotrax to assist us with our information systems, including order processing, commission payments, Web hosting and other back office data management. Infotrax markets itself as a company providing technology solutions to the direct marketing industry. Either party may terminate the relationship with no less than 90 day notice. While InfoTrax is the only service provider that we have used for assistance with our information systems, we have the option to use other service providers. We believe that there are many service providers with whom we could contract to provide back office support and otherwise assist us in managing our information systems.

Our Web Site

         We maintain a Web site in English at www.questgrp.net and in Japanese at www.questgrp.jp. Our Web site is mainly for information purposes. Recently the Japan Web site has been enhanced to include ordering. Approximately 70% of orders are placed on the Web site by Members and Distributors. The remainder of orders are facilitated by phone and facsimile.

Manufacturing

         NeoSource products are manufactured for Quest exclusively by Perfect Source. The time between Quest placing an order for NeoSource products and delivery of those products from Perfect Source has averaged between two and eight weeks. While Perfect Source is the only vendor that we have used for production of our NeoSource product, we have the option to use other manufacturers. We believe that there are many manufacturers with whom we could contract to produce NeoSource products.

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

Competition

         We are engaged in a highly competitive business and are competing directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial marketing organizations, and established distribution channels that are better situated in the market than us. We compete in the nutritional industry against companies which sell through retail stores as well as against other direct selling companies. For example, we compete against manufacturers and retailers of nutritional supplements which are distributed through supermarkets, drug stores, health food stores, discount stores, etc. In addition to competition from these manufacturers and retailers, we compete for product sales and independent distributors with many other direct sales companies, including Shaklee, NuSkin, Unicity, Amway and Nature's Sunshine. We believe that the principal methods of competition in the direct sales marketing of nutritional products are quality, price and brand name. In addition, the recruitment, training, travel and financial incentives for the independent sales force are important factors. We believe that our products compete strongly in quality and price, but that our brand name is not well recognized in the industry at this time. We also believe that our financial incentives for our independent sales force is competitive with the financial incentives offered by our competitors. No assurance can be given that we will be successful in competing in this industry.

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

Dependence Upon Customers and Distributors

         No single customer or distributor has been or is expected to be responsible for ten percent or more of our revenues in any given quarterly period. However, we believe that we have a core group of between twelve and fourteen distributors who significantly influence and motivate our other distributors. Our core distributors are not compensated any differently than our other distributors and participate in the same contractual arrangement with Quest as our other distributors. We do not offer distributorships for a fee and, to our knowledge, none of our distributors offer distributorships for a fee. In the future we may, however, modify our business strategy and have more than one compensation arrangements in place for our distributors. The loss of any of our core distributors would likely result in the loss of additional distributors and could have a material adverse affect on our revenues and operations. We have no arrangements in place whereby our distributors are required to continue working with Quest.

Backlog

         Orders for our products are typically shipped within one business day after receipt of an order. As a result, there is no significant backlog at any time.

Employees

         As of December 2, 2005, we employed three people who work for us on a full time basis. We believe that our relations with our employees are satisfactory.

Item 2. Description of Property

         Our principal offices are located at 967 West Center, Orem, Utah 84057, under terms of a one year lease with an unaffiliated lessor. Our current lease began in September 2003. We are paying approximately $975 per month for approximately 1100 square feet of space. We believe that this office space will be adequate to meet the needs of current and expected growth during the next twelve months. If our lease was terminated, we believe that comparable office space is readily available at similar prices.

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

Holders of Record

         As of December 2, 2005, there were approximately 54 holders of record of our common stock.

Issuance of Securities

         The Company did not sell securities during the period covered by this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

         Neither the issuer nor, to the knowledge of the issuer, any affiliated purchaser purchased any equity securities of the Company during the period covered by this report.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

Overview

         We develop and distribute a line of nutritional products that we call the NeoSource products. The NeoSource product line is comprised of six products. Five of these products are grouped into eight different combinations called Product Sets. An antioxidant and vitamin product, called NeoGuard Chewable, is not included in any of the product sets. Our approximate net sales for the fiscal year ended September 30, 2005 breakdown is as follows:

         o        62.4% of net sales are generated from sales of Product Sets.
         o 7.8% of net sales are generated from sales of individual products, excluding NeoGuard Chewable.
         o        13.5% of net sales are generated from sales of NeoGuard
                  Chewable.
         o 1% revenues from enrollment fees, which fees include payment for distributor kits.
         o        10.9% of our net sales are generated from shipping fees.
         o The remaining 5.3% of our net sales are generated from miscellaneous sales.

         Our products are nutritional supplements. Our products are not intended to diagnose, treat, cure or prevent any disease. Our products have not been evaluated by the Food and Drug Administration. We have not conducted product testing to determine whether the products are effective for the intended use.

Financial Position

         We had $233,325 in cash as of September 30, 2005, an increase of $146,688 from September 30, 2004. Working capital as of September 30, 2005 was $77,953 as compared to a working capital of $22,544 at September 30, 2004. These increases were primarily due to increased profits over the prior year.

Years Ended September 30, 2005 and 2004

         During the fiscal year ended September 30, 2005 we had net sales of $1,943,721 and our cost of goods sold was $560,150 compared to $1,305,960 in net sales and $371,379 cost of goods sold during the year ended September 30, 2004. Approximately 98% of our 2005 revenues and approximately 98% of our 2004 sales were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. Our revenues were approximately comprised of the following components:

                                                   2005             2004
                                                   ----             ----
Sales of product sets                         $1,212,881         $902,419
Sales of individual products                     151,610          114,925
Sales of NeoGuard Chewable                       262,402           71,828
Revenues from distributors' enrollment fees,
  which includes kits                                944              350

Shipping and handling fees                       211,865          138,432
Miscellaneous                                    104,019           78,006

         During the fiscal year ended September 30, 2005 our selling, general and administrative ("SG&A") expenses were $1,152,742 compared to $897,183 for the prior fiscal year. Our SG&A expenses were approximately comprised of the following components:

                                                2005                 2004
                                                ----                 ----
         Commissions                          591,671             $395,135
         Salaries and Wages                   187,672              182,137
         Contract Labor                        24,838               25,225
         Fee Payment Expense                   60,000               60,000
         Professional Fees                     78,902               71,148
         Travel                                52,530               42,713
         Rent                                  11,700               11,700
         Bank Service charges                  39,924               27,586
         Payroll taxes and fees                26,335               23,668
         Misc.                                 79,170               57,871

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

         During the fiscal year ended September 30, 2005 our interest expense was $12,114 compared to an interest expense of $11,167 for the comparable period during the prior. Our interest expenses are comprised primarily of interest on outstanding revolving loans.

Liquidity and Capital Resources

         We realized a net income of $142,088 during our fiscal year ended September 30, 2005. To date, we have financed our operations principally through product revenues, funds borrowed under revolving loan arrangements, and private placements of equity securities. Specifically, during the fiscal year ended September 30, 2005, we generated $82,267 in net cash from operating activities, ($5,579) in net cash from investing activities and $70,000 in net cash flow from financing activities. As of September 30, 2005, we had $233,325 in cash, $391,886 in current assets, $313,933 in current liabilities and working capital of $77,953. At September 30, 2005, we had not committed to spend any material funds on capital expenditures.

         We have $5,000 in related party fees payable. This amount relates to the Bateman Revolving Loan and Security Agreement (described below).

         On or about April 6, 2005, the Company received $100,000 in funding under the terms of an unsecured promissory note. The funds were lent to the Company by a single accredited lender, Dassity, Inc. Ms. Brenda Hall, a former director of the Company, is the president and an owner of Dassity, Inc. This loan bears interest at the rate of four percent per annum and the note is payable on demand at any time after the twelve month anniversary date of the note. As of September 30, 2005, the principal amount due on this obligation was $70,000. The Company will look to future earnings to generate the necessary cash to repay this obligation. There can be no assurance that the Company will be successful in generating sufficient earnings to repay the amount owing.

         In October 2001 and February 2002, the Company entered into a Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of September 30, 2005, the principal amount of $103,000 was owing under the McKinley Revolving Loans. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest are due and payable in a single balloon payment on April 18, 2006. The

Company will look to future earnings to generate the necessary cash to repay this obligation. There can be no assurance that the Company will be successful in generating sufficient earnings to repay the amount owing.

         In September 2001, the Company entered into a Revolving Loan and Security Agreement (the "Bateman Revolving Loan") with Bateman Dynasty, LC, a Utah limited liability company ("Bateman") and a stockholder of the Company. Under the terms of the agreement, Bateman lent the Company approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where the Company has pre-tax income in excess of $20,000 and the Company is not indebted under its current loan arrangements and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. The Company entered into this type of arrangement because, at the time, these were the best terms that it was able to negotiate for such capital. When monthly net sales are less than $100,000, the $5,000 minimum payment accrues and is indicated on the balance sheet as "Related party fee payment payable". During the fiscal year ended September 30, 2005, the Company paid $210,000 to Bateman under this arrangement.

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

         Independent distributors are able to earn financial benefits if certain monthly minimum sales qualifications are met. These financial benefits are recognized in the same period that the products are shipped to the independent distributors.

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

Recent Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual period of the first fiscal year beginning after December 15, 2005 for small business issuers, as deferred by the Securities and Exchange Commission. This means that the Quest will be required to implement FAS No. 123(R) no later than the quarter beginning October 1, 2006. Quest currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. Quest anticipates adopting the modified prospective method of FAS No. 123(R) on October 1, 2006. The impact on Quest's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, Quest believes the adoption of FAS No. 123(R) will not have a material effect on Quest's financial position and results of operations.

         The FASB has issued FAS Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.

         Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Quest adopted FAS No. 154 on October 1, 2005, and the adoption of this new accounting pronouncement did not result in a material impact on the Quest's financial condition or results of operations.

Inflation

         We do not expect the impact of inflation on operations to be significant.

Risk Factors

         In addition to the risks set forth above, we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

         Because we have not proven our ability to generate a regular profit, an investment in Quest is risky. We do not have a proven track record of generating profits so it will be difficult for you to evaluate an investment in our stock. Our operations are subject to all risks inherent in the creation of a business and the marketing of new products, including the absence of a history of proven products which have been produced and sold over a significant period of time. We are continuing to establish many functions which are necessary to conduct business, including, managerial and administrative structure, marketing activities, financial systems, computer systems, website development and personnel recruitment. For the fiscal year ended September 30, 2005, we had net sales of $1,943,721 and net income of $142,088.

         At September 30, 2005 we had a limited amount of working capital and stockholder's equity. As of September 30, 2005, we had assets of $403,884, liabilities of $313,933 and a working capital of $77,953. We are devoting substantially all of our present efforts to establishing new business. In the past, we have been able to extend the terms of the McKinley Revolving Loans that now are due in April 2006. We expect in the future to be able extend the terms or otherwise re-negotiate the payment of the McKinley and Dassity loans on terms that are advantageous to us. If not, we estimate that we will be able to pay the loans provided sales continue to maintain or increase from our most recent quarter. If we are unsuccessful in maintaining current sales levels or re-negotiating these loans or raising additional funds it may result in the discontinuance of our business due to lack of funding.

         We do not have sufficient funding to repay outstanding debt. Our cash reserves are sufficient to pay the amounts owing on outstanding promissory notes to McKinley in the principal amount of $103,000 and Dassity in the principal amount of $70,000. On September 30, 2005, approximately $68,000 in accrued interest was owing on these obligations. However, paying these loans and interest on their current expiration would limit the cash available to continue to advertise, market and engage in the recent marketing activities that have resulted in our recent membership growth and sales increases. The McKinley loan is due in a single balloon payment on April 18, 2006 and the Dassity loan is due in a single balloon payment on April 6, 2006. If we are unsuccessful in repaying or re-negotiating the payment terms of these loans or in raising additional funds to pay these obligations, it may result in the discontinuance of our business due to lack of funding. We will be looking primarily to funding from new investment and revenue generated from our business operations to repay these amounts.

         Our assets are subject to a security interest held by the McKinley Enterprises Inc. Profit Sharing Plan and Trust. Our assets are subject to a security interest held by McKinley Enterprises Inc. Profit Sharing Plan and Trust relating to outstanding promissory notes in the principal amount of $103,000 and approximately $40,000 in related accrued interest as of September 30, 2005. Principal and interest are payable in a single balloon payment on April 18, 2006. In the event we are not able to repay the amounts owing on these obligations, it will have a material adverse effect on our operations, including the possibility of requiring us to deliver all of our assets to the McKinley Enterprises Inc. Profit Sharing Plan and Trust and cease operations.

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

         Our success is dependent on our ability to attract, maintain and motivate distributors. Our success depends in significant part upon our ability to attract, maintain, and motivate a large base of distributors who act as independent contractors. As of December 2, 2005, we had 107 distributors and 1770 members who buy product from us but who do not act as distributors. No single distributor is responsible for ten percent or more of our revenues in any given quarterly period. However, we believe that we have a core group of between twelve and fourteen distributors who significantly influence and motivate our other distributors. The loss of any of our core distributors would likely result in the loss of additional distributors and could have a material adverse affect on our revenues and operations. In addition, our ability to attract distributors could be negatively affected by adverse publicity relating to our industry, our products, our operations or competition with competing businesses who may recruit our distributors. Because of the number of factors that impact the recruiting and retention of distributors, we cannot predict when or to what extent such increases or decreases in the number of distributors will occur.

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

         Our product formulas are not patented and could be misappropriated and used by competitors. We have no patented products that would preclude or inhibit competitors from selling products that are substantially similar to our products. We have filed trademark applications for the names we are using to market a number of our NeoSource products. However, our NeoSource product ingredients are listed on our product labels and could be replicated by our competitors. As a result, our competitors could manufacture and market products that are substantially similar to our NeoSource products under a different label. If this occurs, it is unlikely that we would have any legal recourse to prohibit such conduct.

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

         We have no independent directors serving on our Board of Directors. As a result, our Board may be influenced by the concerns, issues or objectives of management to a greater extent than would occur with independent board members. In addition, we do not have the benefit of having persons independent of management review, comment on and direct our corporate strategies and objectives.

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

Item 7. Financial Statements

         See index to financial statements beginning on page F-1 hereof.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None

Item 8A. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information

         None


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Set forth below is certain information concerning our directors and executive officers as of December 2, 2005.

                                                                     With the
          Name          Age          Position                     Company Since
          ----          ---          --------                     -------------

      Craig Davis       47     President and Director                  2001

      Teresa Fackrell   34     Vice President, Secretary,
                               Treasurer & Director                    2001
---------------

         Craig Davis. Mr. Davis is our president and a director. He has been a director and officer since August 2001 and his term as a director expires at the next annual meeting of stockholders. Mr. Davis has been involved in the direct sales industry for approximately fourteen years as a corporate executive or industry consultant. Mr. Davis has experience in the marketing and selling of nutritional products. Mr. Davis does not have prior experience in research and development activities for nutritional products. From 1996 to 1998, Mr. Davis was the Executive Vice President of Global Connections, a private company, and his duties included information systems, warehousing, inventory and customer service oversight. Global Connections' principal business involved procuring overstocked and discontinued products and selling them to independent distributors and customers at discount prices. While Mr. Davis does not have personal knowledge of the details, it is his understanding that Global Connections went through some kind of reorganization with another company and is no longer conducting business under the Global Connection name. From 1998 to 1999, Mr. Davis was the Director of Support Services for Nu Skin Enterprises, Inc., a public company, and his duties involved management of ISP and telecommunications service centers. Nu Skin Enterprises, Inc. is a multinational direct sales company. Nu Skin Enterprises, Inc. was founded in 1984 and has expanded into more than 30 markets worldwide with products being sold one-to-one by over 500,000 active distributors through three fully owned subsidiaries, Nu Skin, Pharmanex and Big Planet. Nu Skin distributes personal care products with an emphasis on skin care. Pharmanex distributes nutritional products. Big Planet provides Internet and Web page hosting service, mobile phone and voice mail service and web mail service. From 1999 to 2001, Mr. Davis was the Chief Operating Officer of One World Online.com, a public company, and his duties involved product development, purchasing, information systems, customer support, and human resources oversight. One World Online provided its members Internet and Web page hosting service, miscellaneous discount merchandise and purchase incentives on the Internet. One World Online ceased to conduct business in 2001. Prior to 1996, Mr. Davis worked as either an executive or consultant for Neways, Enrich International, 2021 Software and others. His range of experience includes product development and marketing, international business development and operations. Mr. Davis is not engaged in consulting work or providing other services to his prior employers.

         Teresa Fackrell. Ms. Fackrell is our vice president, secretary, treasurer and a director. She has been an officer since August 2001, a director since May 2002 and her term as a director expires at the next annual meeting of stockholders. Ms. Fackrell has been employed by several direct sales companies during the past ten years in a wide range of management and operations assignments for established public companies and an operations consultant for start-up companies. She has experience in the marketing and selling of nutritional products. Ms. Fackrell does not have prior experience in research and development activities for nutritional products. Her prior assignments include director of Business Operations for Global Connections from 1995 to 1998 and her duties included management of customer service and data processing. Ms. Fackrell acted as Director of Business Operations for Big Planet from 1998 to 2000 and her duties included management of business processes and data processing. Ms. Fackrell acted as Director of Business Operations for One World Online.com from 2000 to 2001 and her duties included management of business processes and data processing. Ms. Fackrell is not engaged in consulting work or providing other services to her prior employers.

         Our executive officers are elected by the board of directors on an annual basis and serve at the discretion of the board.

         There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

         Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

         Our Board of Directors does not have a standing, audit, nominating or compensation committees. Given our size, it is not practicable to staff these committees. The Board of Directors, which includes each member of the Board who is then serving, participates in the consideration of director nominees. The Board of Directors is in the process of formulating a policy with regard to the consideration of director candidates recommended by security holders and the minimum qualifications of such candidates. It anticipates having such a policy in place before our next annual stockholders meeting. The members of the board of directors are also officers of the Company and are not considered "independent" as defined by Rule 4200(a) of the NASD's Marketplace Rules. The Company believes that Ms. Hall, however, is independent under this rule.

         The Board of Directors met on one occasion during the fiscal year ended September 30, 2005. It also acted by written consents of the Board during this period.

Security Holder Communication

         Stockholders who would like to send communications to the Board of Directors may do so by submitting such communications to them at contactus@questgrp.net. The Board of Director's current policy is to disseminate emails received at this email address to all members of the Board of Directors. In the event that the number of emails (including spam) received at such email address becomes unmanageable, then the Board of Directors may change its policy and/or procedure with respect to security holder communication. The Board of Directors suggests, but does not require, that such submissions include the name and contact information of the security holder making the submission.

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

Item 10. Executive Compensation

         The table below sets forth certain information concerning compensation we paid to our president (chief executive officer) and all other executive officers with annual compensation in excess of $100,000, determined for the year ended September 30, 2005 (the "Named Executive Officers").

Summary Compensation Table. The following table provides certain information regarding compensation paid to the Named Executive Officers.


                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                     Awards           Payouts
                                                                      Restricted   Stock                  All Other
        Name and                                     Other Annual     Stock        Options/   LTIP        Compensation
   Principal Position  Year Salary ($)  Bonus ($)   Compensation($)   Awards ($)    SAR(#)    Payouts($)       ($)
   ------------------  ---- ----------  ---------   ---------------   ----------    ------    ----------  ------------
Craig Davis,           2003   60,000       ---            ---            ---         ---         ---           ---
President and Director 2004   96,000       ---            ---            ---         ---         ---           ---
                       2005   96,000       ---            ---            ---         ---         ---           ---

---------------

Compensation of Directors

         We paid no cash fees or other consideration to our directors for service as directors during the last three fiscal years. We have made no agreements regarding future compensation of directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the Board of Directors.

Employment Agreement

         We have entered into an employment agreement with Craig Davis for a term expiring in September 2006, subject to automatic renewal for successive one year periods unless notice of termination is given by either party within thirty days of the expiration of the then current term. His employment agreement provides that he shall receive (i) an annual salary of $96,000, (ii) increases in his annual salary if and when Quest reaches targeted sales amounts, (iii) bonuses in an amount equal to 1.2% of monthly net sales, provided that Quest has monthly pre-tax income in excess of $20,000 and Quest is not indebted under its current loan arrangements, and (iv) may participate in other benefits offered to Quest employees generally. The employment agreement also provides for a six-month non-compete.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Common Stock

         Except as otherwise notes, the following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 2, 2005, for: (i) each person who is known by us to beneficially own more than five percent of the our common stock, (ii) each of our directors,
(iii) our Named Executive Officer, and (iv) all directors and executive officers as a group. As of December 2, 2005, we had 10,254,000 shares of common stock outstanding.

       Name and Address      Shares Beneficially  Percentage
    of Beneficial Owner(1)          Owned          of Total       Position
    ----------------------   -------------------  ----------      --------
Craig A. Davis                   2,660,000          26.0%   President & Director
Teresa Fackrell                    996,000           9.7%   Secretary, Treasurer
                                                            & Director
Executive Officers and           3,656,000          35.7%
   Directors as a Group (two
   persons)
Bateman Dynasty, LC (2)          6,323,000          61.7%
1065 W. 1150 S.,
Provo, Utah 84601
--------------

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

         We had outstanding 259,000 shares of Series B Convertible Preferred Stock. Between August 4, 2004 and December 31, 2004, 254,000 of these shares were converted into common stock. We currently have only 5,000 shares of Series B Convertible Preferred Stock outstanding, none of which is owned by the people identified in the above table.

Changes in Control

         We are not aware of any arrangements which may, at a subsequent date, result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

         We have no securities authorized for issuance under equity compensation plans.

Item 12. Certain Relationships and Related Transactions

         In October 2001 and February 2002, Quest entered into Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). The trustee and participant of McKinley is David Nemelka. Mr. Nemelka is a business acquaintance of both Mr. Davis and Ms. Hall. Due in part to this relationship, McKinley entered into the McKinley Revolving Loans and McKinley's relationship to Quest is that of a lender. Under the terms of the agreements, McKinley agreed to make periodic loans to Quest in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of September 30, 2005, the principal amount of $103,000 was owing under the McKinley Revolving Loans and accrued interest of approximately $40,000 was due as of that date. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest are due and payable in a single balloon payment on April 18, 2006.

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

         On or about April 6, 2005, the Company received $100,000 in funding under the terms of an unsecured promissory note. The funds were lent to the Company by a single accredited lender, Dassity, Inc. Ms. Brenda Hall, a former director of the Company, is the president and an owner of Dassity, Inc. This loan bears interest at the rate of four percent per annum and the note is payable on demand at any time after the twelve month anniversary date of the note. As of September 30, 2005, the principal amount due on this obligation was $70,000. The Company will look to future earnings to generate the necessary cash to repay this obligation. There can be no assurance that the Company will be successful in generating sufficient earnings to repay the amount owing.

Item 13. Exhibits

Exhibits

         Listed on page 25 hereof.

Reports on Form 8-K

         None

Item 14. Principal Accountant Fees and Services

Audit Fees

          The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2005 and 2004 were $14,084 and $13,023, respectively.

Audit Related Fees

          The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2005 and 2004 were $0 and $0, respectively.

Tax Fees

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2005 and 2004 were $746 and $600, respectively.

All Other Fees

         The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended September 30, 2005 and 2004 were $0 and $600, respectively.

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

                                              QUEST GROUP INTERNATIONAL, INC.
                                              (Registrant)


                                              By  /s/ Craig Davis
Date: December 16, 2005                       Craig Davis,
                                              President and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                     Title                           Date
     ---------                     -----                           ----

 /s/ Craig Davis       President and Director (Principal     December 16, 2005
--------------------   Executive Officer and Principal
Craig Davis            Financial and Accounting Officer)


 /s/ Teresa Fackrell   Vice President, Secretary,            December 16, 2005
--------------------   Treasurer & Director
Teresa Fackrell

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

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------

10.11 Promissory note in the principal amount of $100,000 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated April 6, 2005).

10.12 Amendment Number Five to the Revolving Loan and Security Agreement by and between the Company and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated June 23, 2005 (Incorporated by reference to
         Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 2005).

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

                         QUEST GROUP INTERNATIONAL, INC.

                                      INDEX

                                                                        Page


Report of Independent Public Accountants                                 F-2

Balance Sheets                                                           F-3

Statements of Income                                                     F-4

Statements of Stockholders' Equity (Deficit)                             F-5

Statements of Cash Flows                                                 F-6

Notes to Financial Statements                                            F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and
Board of Directors of
Quest Group International, Inc.

We have audited the accompanying balance sheets of Quest Group International, Inc., as of September 30, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Group International, Inc., as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ JONES SIMKINS, P.C.

JONES SIMKINS, P.C.
Logan, Utah
October 27, 2005

                                         QUEST GROUP INTERNATIONAL, INC.
                                                 BALANCE SHEETS
                                           September 30, 2005 and 2004


                           ASSETS                                                      2005              2004
                                                                                 ---------------   ---------------
Current assets:
  Cash                                                                           $       233,325            86,637
  Accounts receivable                                                                     25,719            50,669
  Inventories                                                                            122,842            71,624
  Current portion of deferred tax asset                                                   10,000            17,000
                                                                                 ---------------   ---------------

          Total current assets                                                           391,886           225,930

Property and equipment, net                                                               10,848             8,973
Deposits                                                                                   1,150             1,346
Deferred tax asset                                                                             -            70,000
                                                                                 ---------------   ---------------

          Total assets                                                           $       403,884           306,249
                                                                                 ===============   ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                               $        19,806            29,781
  Accrued expenses                                                                       115,340            70,266
  Related party fee payment payable                                                        5,000                 -
  Notes payable                                                                          173,000           103,000
  Deferred revenue                                                                           787               339
                                                                                 ---------------   ---------------

          Total current liabilities                                                      313,933           203,386

Related party fee payment payable                                                              -           155,000
                                                                                 ---------------   ---------------

        Total liabilities                                                                313,933           358,386
                                                                                 ---------------   ---------------

Commitments and contingencies

Stockholders' equity (deficit):
    Series A preferred stock, $.001 par value, 1,000,000 shares designated,
      0 shares issued and outstanding                                                          -                 -
    Series B preferred stock, $.001 par value, 500,000 shares designated,
      5,000 and 62,000 shares issued and outstanding, respectively                             5                62
    Common stock, $.001 par value, 50,000,000 shares authorized,
      10,254,000 and 10,197,000 shares issued and outstanding, respectively               10,254            10,197
    Additional paid-in capital                                                           105,541           105,541
    Accumulated deficit                                                                  (25,849)         (167,937)
                                                                                 ---------------   ---------------

          Total stockholders' equity (deficit)                                            89,951           (52,137)
                                                                                 ---------------   ---------------

          Total liabilities and stockholders' equity (deficit)                   $       403,884           306,249
                                                                                 ===============   ===============


                                See accompanying notes to financial statements.

                                                         F-3

                                         QUEST GROUP INTERNATIONAL, INC.
                                               STATEMENTS OF INCOME
                                     Years Ended September 30, 2005 and 2004




                                                                                 2005                  2004
                                                                         -------------------  --------------------
Sales, net                                                               $         1,943,721             1,305,960

Cost of goods sold                                                                   560,150               371,379
                                                                         -------------------  --------------------

          Gross profit                                                             1,383,571               934,581

Selling, general and administrative expenses                                      (1,152,742)             (897,183)
                                                                         -------------------  --------------------

          Income from operations                                                     230,829                37,398
                                                                         -------------------  --------------------

Other income (expense):
    Interest income                                                                      373                     -
    Loss on disposal of assets                                                             -                  (836)
    Interest expense                                                                 (12,114)              (11,167)
                                                                         -------------------  --------------------

          Net other expense                                                          (11,741)              (12,003)
                                                                         -------------------  --------------------

          Income before income taxes                                                 219,088                25,395

Provision (benefit) for income taxes                                                  77,000               (87,000)
                                                                         -------------------  --------------------

          Net income                                                     $           142,088               112,395
                                                                         ===================  ====================


Income per common share - basic and diluted                              $               .01                   .01
                                                                         ===================  ====================


Weighted average common shares - basic and diluted                                10,243,000             8,937,000
                                                                         ===================  ====================


                                        See accompanying notes to financial statements.

                                                              F-4

                                                         QUEST GROUP INTERNATIONAL, INC.
                                                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                     Years Ended September 30, 2005 and 2004


                                         Series A           Series B
                                      Preferred Stock    Preferred Stock       Common Stock       Additional
                                   -------------------  ----------------   ----------------------   Paid-In  Accumulated
                                    Shares     Amount    Shares   Amount      Shares      Amount    Capital    Deficit      Total
                                  ----------  --------  --------  ------   -----------  ---------  ---------  ----------  ---------
Balance at October 1, 2003         1,000,000  $  1,000         -  $    -    10,000,000  $  10,000  $  68,000  $ (280,332) $(201,332)

 Issuance of preferred stock               -         -   259,000     259             -          -     51,541           -     51,800

 Purchase and retirement of
   common stock                            -         -         -       -    (2,000,000)    (2,000)   (13,000)          -    (15,000)

 Conversion of Series A preferred
   stock to common stock          (1,000,000)   (1,000)        -       -     2,000,000      2,000     (1,000)          -          -

 Conversion of Series B preferred
   stock to common stock                   -         -  (197,000)   (197)      197,000        197          -           -          -

 Net income                                -         -         -       -             -          -          -     112,395    112,395
                                  ----------  --------  --------  ------   -----------  ---------  ---------  ----------  ---------

 Balance at September 30, 2004             -         -    62,000      62    10,197,000     10,197    105,541    (167,937)   (52,137)

 Conversion of Series B preferred
   stock to common stock                   -         -   (57,000)    (57)       57,000         57          -           -          -

 Net income                                -         -         -       -             -          -          -     142,088    142,088
                                  ----------  --------  --------  ------   -----------  ---------  ---------  ----------  ---------

 Balance at September 30, 2005             -  $      -     5,000  $    5    10,254,000  $  10,254  $ 105,541  $  (25,849) $  89,951
                                  ==========  ========  ========  ======   ===========  =========  =========  ==========  =========


                                                See accompanying notes to financial statements.

                                                                      F-5

                                         QUEST GROUP INTERNATIONAL, INC.
                                            STATEMENTS OF CASH FLOWS
                                    Years Ended September 30, 2005 and 2004


                                                                                   2005                  2004
                                                                            -----------------     -----------------
Cash flows from operating activities:
Net income                                                                  $         142,088               112,395
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation expense                                                             3,704                 2,588
       Loss on disposal of assets                                                           -                   836
       Deferred income taxes                                                           77,000               (87,000)
       (Increase) decrease in:
         Accounts receivable                                                           24,950               (24,571)
         Inventories                                                                  (51,218)              (16,347)
         Deposits                                                                         196                   629
       Increase (decrease) in:
         Accounts payable                                                              (9,975)              (30,669)
         Accrued expenses                                                              45,074                25,174
         Deferred revenue                                                                 448                   339
         Related party fee payment payable                                           (150,000)               30,000
                                                                            -----------------     -----------------

            Net cash provided by operating activities                                  82,267                13,374
                                                                            -----------------     -----------------

Cash flows from investing activities:
Purchase of property and equipment                                                     (5,579)               (5,760)
                                                                            -----------------     -----------------

            Net cash used in investing activities                                      (5,579)               (5,760)
                                                                            -----------------     -----------------

Cash flows from financing activities:
Proceeds from note payable                                                            100,000                     -
Proceeds from sale of preferred stock                                                       -                51,800
Purchase and retirement of common stock                                                     -               (15,000)
Principal payments on notes payable                                                   (30,000)                    -
Principal payments on related party notes payable                                           -                (5,027)
                                                                            -----------------     -----------------

            Net cash provided by financing activities                                  70,000                31,773
                                                                            -----------------     -----------------

            Net increase in cash                                                      146,688                39,387

Cash, beginning of year                                                                86,637                47,250
                                                                            -----------------     -----------------

Cash, end of year                                                           $         233,325                86,637
                                                                            =================     =================

                                        See accompanying notes to financial statements.

                                                              F-6

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Organization

Quest Group International, Inc. (the Company) was organized under the laws of the State of Nevada on August 14, 2001. The Company's business activity involves the marketing and distribution of nutritional supplements. The Company sells its products through independent distributors primarily in Japan and also in the United States.

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

Accounts Receivable

Accounts receivable are amounts due for products delivered. Accounts receivable are carried at estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectibility based on past credit history with customers. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Inventories

Inventories consist primarily of purchased finished goods and are valued at the lower of cost or market using the first-in first-out (FIFO) method.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets (approximately 5 years). Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in the statement of operations.

Property and equipment consists of office equipment with a cost of $18,520 and $12,941 and accumulated depreciation of $7,672 and $3,968 as of September 30, 2005 and 2004, respectively.

Deferred Revenue

The Company has a customer loyalty program which rewards customers with "Shopping Points" based on purchases of certain products. Shopping points may be redeemed for product. Certain limitations apply and shopping points expire after one year. The value of unredeemed shopping points expected to be redeemed are recorded on the balance sheet as deferred revenue.

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

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Revenue Recognition (continued)

Independent distributors are able to earn financial benefits (retail commissions, rebates and group development bonuses) if certain monthly minimum sales qualifications are met. These financial benefits are recognized in the same period that the products are shipped to the independent distributors. Commissions payable at September 30, 2005 and 2004 were approximately $62,000 and $35,000, respectively, and are included in accrued expenses on the balance sheet.

Enrollment fees paid by independent distributors are recognized as revenue when the fee is paid.

Shipping and Handling Costs

The Company classifies shipping and handling costs as selling expenses in the statement of income. Shipping and handling costs totaled approximately $213,000 and $140,000 for 2005 and 2004, respectively.

Research and Development

Research and development costs are expensed as incurred.

Advertising

Advertising costs are charged to expense when they first take place. Advertising costs for 2005 and 2004 were approximately $22,000 and $30,000, respectively.

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

Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at September 30, 2005 and 2004.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Concentrations of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist primarily of receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers. and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual period of the first fiscal year beginning after December 15, 2005 for small business issuers, as deferred by the Securities and Exchange Commission. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning October 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on October 1, 2006. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, the Company believes the adoption of FAS No. 123(R) will not have a material effect on the Company's financial position and results of operations.

The FASB has issued FAS Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Recent Accounting Pronouncements (continued)

Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company adopted FAS No. 154 on October 1, 2005, and the adoption of this new accounting pronouncement did not result in a material impact on the Company's financial condition or results of operations.


Note 2 - Related Party Fee Payment Payable
------------------------------------------

The Company has an agreement with Bateman Dynasty, LC (a major stockholder of the Company) which requires the Company to make monthly and quarterly payments. The monthly payments (referred to as fee payments) are $5,000 and increase to $10,000 in any month that net sales exceed $200,000 and increase to $20,000 in any month that net sales exceed $1,000,000. The monthly fee payments are due on the last day of the month following any month in which net sales exceed $100,000. The quarterly payments (referred to as override bonus payments) are two percent of net sales, when average pre-tax monthly income exceeds $20,000. The fee payments and override bonus payments run in perpetuity.

Information related to the fee payments and override bonus payments are as follows:

                                          2005                    2004
                                          ----                    ----
Fee payments:
     Payable                         $       5,000                 155,000
                                     =============           =============
     Expense                         $      60,000                  60,000
                                     =============           =============

Override bonus payments:
     Payable                         $           -                       -
                                     =============           =============
     Expense                         $           -                       -
                                     =============           =============

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004



Note 3 - Notes Payable
----------------------

Notes payable at September 30, 2005 and 2004 consisted of:
                                                                2005     2004
                                                                ----     ----
         Notes payable to McKinley Enterprises, Inc. Profit
          Sharing Plan and Trust, principal and accrued
          interest is due and payable on April 18, 2006, with
          interest at 10%, secured by all Company assets.     $103,000  103,000

         Note payable to Dassity, Inc., principal and accrued
          interest is due and payable on or after April 6,
          2006, with interest at 4%, unsecured.                 70,000        -
                                                              -------- --------
                                                              $173,000  103,000
                                                              ======== ========

Accrued interest at September 30, 2005 and 2004 was approximately $40,000 and $28,000, respectively, and is included in accrued expenses on the balance sheet.


Note 4 - Income Taxes
---------------------

The provision (benefit) for income taxes differs from the amount computed at federal statutory rates as follows:

                                                                         2005              2004
                                                                         ----              ----
         Provision for income taxes at statutory rate            $       77,000             4,000
         Change in valuation allowance                                        -           (91,000)
                                                                 --------------     -------------

                                                                 $       77,000           (87,000)
                                                                 ==============     =============


                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004



The income tax provision (benefit) consists of the following:
                                                                  2005        2004
                                                                  ----        ----
         Current                                                 $77,000          -
         Deferred                                                      -    (87,000)
                                                                 -------   --------

         Provision (benefit) for income taxes                    $77,000    (87,000)
                                                                 =======   ========

Note 4 - Income Taxes (continued)
---------------------------------

Deferred tax assets (liabilities) are comprised of the following:

                                                            2005       2004
                                                            ----       ----

         Net operating loss carryforwards                 $11,000     34,000
         Related party fee payment payable                  2,000     53,000
         Book to tax depreciation difference               (3,000)         -
                                                          -------    -------
                                                           10,000     87,000

         Valuation allowance                                    -          -
                                                          -------    -------

                                                          $10,000     87,000
                                                          =======    =======

Presented in the balance sheets as follows:
                                                            2005       2004
                                                            ----       ----

     Current portion of deferred tax asset                $10,000     17,000
     Deferred tax asset                                         -     70,000
                                                          -------    -------

         Net deferred tax asset                           $10,000     87,000
                                                          =======    =======

As of September 30, 2005, the Company had net operating loss carryforwards of approximately $35,000. These carryforwards begin to expire in 2021. If substantial changes in the Company's ownership should occur there would be an annual limitation of the amount of net operation loss carryforwards which could be utilized. Also, the ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events that cannot be determined.


Note 5 - Supplemental Cash Flow Information
-------------------------------------------

For the years ended September 30, 2005 and 2004, the Company paid interest of approximately $0 and $1,000, respectively.

No amounts were paid for income taxes during the years ended September 30, 2005 and 2004.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


Shareholders of 57,000 and 197,000 shares of Series B Preferred stock elected to convert their shares to common stock during the years end September 30, 2005 and 2004, respectively.


Note 6 - Preferred Stock
------------------------

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

         During fiscal year 2004, all of the Series A preferred shares were converted to common shares.

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

         During fiscal years 2005 and 2004, 57,000 and 197,000 shares, respectively, of the Series B preferred shares were converted to common shares.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


Note 7 - Geographic Sales Information
-------------------------------------

The Company's sales by geographic area were approximately as follows:

                                                  2005                   2004
                                                  ----                   ----

         United States                      $       43,000               26,000
         Japan                                   1,900,000            1,280,000
                                            --------------       --------------

                                            $    1,943,000            1,306,000
                                            ==============       ==============

Note 8 - Commitments
--------------------

Employment Agreements

The Company has entered into an annual employment agreement with Craig Davis, the Company's president. The agreement is subject to automatic renewal for successive one year periods unless notice of termination is given by either party within thirty days of the expiration of the then current term. His employment agreement provides that he shall receive (i) an annual salary of $96,000, (ii) increases in his annual salary if and when the Company reaches targeted sales amounts, (iii) bonuses in an amount equal to 1.2% of monthly net sales, provided that the Company has monthly pre-tax income in excess of $20,000 and the Company is not indebted under its current loan arrangements, and (iv) may participate in other benefits offered generally to employees. The employment agreement also provides for a six-month non-compete time period.

The Company also has entered into an annual employment agreement with Teresa Fackrell. The agreement is subject to automatic renewal for successive one year periods unless notice of termination is given by either party within thirty days of the expiration of the then current term. Her employment agreement provides that she shall receive (i) an annual salary of $72,000, (ii) increases in her annual salary if and when the Company reaches targeted sales amounts, (iii) bonuses in an amount equal to .8% of monthly net sales, provided that the Company has monthly pre-tax income in excess of $20,000 and the Company is not indebted under its current loan arrangements, and (iv) may participate in other benefits offered generally to employees. The employment agreement also provides for a six-month non-compete time period.

                         QUEST GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


Note 9 - Fair Value of Financial Instruments
--------------------------------------------

The Company's financial instruments consist of cash, accounts receivable, payables and notes payable. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the notes bear interest at market interest rates.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]