Form 10QSB
period 2005-12-31
QUEST GROUP INTERNATIONAL INC
filed 2006-02-13
CIK 1174228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2005

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. . Yes [X] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                     Class                   Outstanding as of February 9, 2006
                     -----                   ----------------------------------
         Common Stock, $.001 par value               10,259,000 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

         Unaudited Condensed Balance Sheets                                  3
              As of December 31, 2005 and September 30, 2005

         Unaudited Condensed Statements of Operations                        4
              For the three month periods ended December 31, 2005
              and December 31, 2004

         Unaudited Condensed Statements of Cash Flows                        5
              For the three month periods ended December 31, 2005
              and December 31, 2004

         Notes to Unaudited Condensed Financial Statements                   6

Item 2: Management's Discussion and Analysis or Plan of Operation            7

Item 3: Controls and Procedures                                             11



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                  12

Item 2:  Unregistered Sales of Securities and Use of Proceeds               12

Item 3:  Defaults upon Senior Securities                                    12

Item 4:  Submission of Matters to a Vote of Security Holders                12

Item 5:  Other Information                                                  12

Item 6:  Exhibits and Reports on Form 8-K                                   12

Signatures                                                                  14

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                              QUEST GROUP INTERNATIONAL, INC.
                                                       BALANCE SHEETS

                                                                                       December 31,         September 30,
                                                                                           2005                  2005
                                     ASSETS                                            (Unaudited)            (Audited)
                                                                                   --------------------  --------------------
Current assets:
Cash                                                                               $           323,300               233,325
Accounts receivable                                                                             90,030                25,719
Inventories                                                                                     96,420               122,842
Current portion of deferred tax asset                                                           20,000                10,000
                                                                                   -------------------   -------------------

Total current assets                                                                           529,750               391,886

Property and equipment, net                                                                     12,058                10,848
Deposits                                                                                         1,150                 1,150
                                                                                   -------------------   -------------------

Total assets                                                                       $           542,958               403,884
                                                                                   ===================   ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                   $            50,771                19,806
Accrued expenses                                                                               138,854               115,340
Income taxes payable                                                                            30,000                     -
Related party fee payment payable                                                               15,000                 5,000
Notes payable                                                                                  133,000               173,000
Deferred revenue                                                                                   760                   787
                                                                                   -------------------   -------------------

Total current liabilities                                                                      368,385               313,933
                                                                                   -------------------   -------------------

Commitments

Stockholders' equity:
Series A preferred stock, $.001 par value, 1,000,000
  shares designated, no shares issued and outstanding                                                -                     -
Series B preferred stock, $.001 par value, 500,000
  shares designated, 5,000 shares issued and outstanding                                             5                     5
Common stock, $.001 par value, 50,000,000 shares
  authorized, 10,254,000 shares issued and outstanding                                          10,254                10,254
Additional paid-in capital                                                                     105,541               105,541
Retained earnings (deficit)                                                                     58,773               (25,849)
                                                                                   -------------------   -------------------

Total stockholders' equity                                                                     174,573                89,951
                                                                                   -------------------   -------------------

Total liabilities and stockholders' equity                                         $           542,958               403,884
                                                                                   ===================   ===================

                                                               3

                                         QUEST GROUP INTERNATIONAL, INC.
                                       UNAUDITED STATEMENTS OF OPERATIONS
                                  Three Months Ended December 31, 2005 and 2004


                                                                                    2005                 2004
                                                                             -------------------  -------------------
Sales, net                                                                   $          653,131              315,455

Cost of goods sold                                                                      191,959               86,400
                                                                             ------------------   ------------------

Gross profit                                                                            461,172              229,055

Selling, general and administrative expenses                                            354,320              238,312
                                                                             ------------------   ------------------

Income (loss) from operations                                                           106,852               (9,257)

Interest income                                                                             890                    -
Interest expense                                                                         (3,120)              (2,606)
                                                                             ------------------   ------------------

Income (loss) before income taxes                                                       104,622              (11,863)

Income tax expense (benefit)                                                             20,000               (4,000)
                                                                             ------------------   ------------------

Net income (loss)                                                            $           84,622   $           (7,863)
                                                                             ==================   ==================


Income (loss) per common share - basic and diluted                           $              .01                    -
                                                                             ==================   ==================

Weighted average common shares - basic and diluted                                   10,254,000           10,210,000
                                                                             ==================   ==================

                                                       4

                                         QUEST GROUP INTERNATIONAL, INC.
                                       UNAUDITED STATEMENTS OF CASH FLOWS
                                 Three Months Ended December 31, 2005 and 2004


                                                                                       2005               2004
                                                                                  ----------------   ----------------
Cash flows from operating activities:
Net income (loss)                                                                 $        84,622             (7,863)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
Depreciation expense                                                                          962                522
Deferred income taxes                                                                     (10,000)            (4,000)
(Increase) decrease in:
Accounts receivable                                                                       (64,311)            41,644
Inventories                                                                                26,422             27,921
Deposits                                                                                        -                196
Increase (decrease) in:
Accounts payable                                                                           30,965            (14,777)
Accrued expenses                                                                           23,514              2,252
Deferred revenue                                                                              (27)               (98)
Income taxes payable                                                                       30,000                  -
Related party fee payment payable                                                          10,000                  -
                                                                                  ---------------    ---------------

Net cash provided by operating activities                                                 132,147             45,797
                                                                                  ---------------    ---------------
Cash flows from investing activities:
Purchase of property and equipment                                                         (2,172)            (1,484)
                                                                                  ---------------    ---------------

Net cash used in investing activities                                                      (2,172)            (1,484)
                                                                                  ---------------    ---------------
Cash flows from financing activities:
Payments on notes payable                                                                 (40,000)                 -
                                                                                  ---------------    ---------------

Net cash used in financing activities                                                     (40,000)                 -
                                                                                  ---------------    ---------------

Net increase in cash                                                                       89,975             44,313

Cash, beginning of period                                                                 233,325             86,637
                                                                                  ---------------    ---------------

Cash, end of period                                                               $       323,300            130,950
                                                                                  ===============    ===============

                                                               5

                         QUEST GROUP INTERNATIONAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


Note 1 - Basis of Presentation
------------------------------
The accompanying unaudited condensed financial statements of Quest Group International, Inc. (the Company) have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB previously filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the expected results for the full year ended September 30, 2006.


Note 2 - Notes Payable
----------------------
On April 6, 2005, the Company borrowed $100,000 from Dassity, Inc. The note is due on April 6, 2006, is unsecured, and bears interest at 4%. At December 31, 2005, the principal outstanding on this note was $30,000. At December 31, 2005, the accrued interest outstanding was $2,308. The accrued interest is included on the balance sheet with accrued expenses.

During the quarter ended December 31, 2005, the Company extended the due date of the McKinley Revolving Loans. The due date of the notes and the accrued interest is now April 18, 2006. At December 31, 2005, the principal outstanding on these notes was $103,000. At December 31, 2005, the accrued interest outstanding was $41,452. The accrued interest is included on the balance sheet with accrued expenses.


Note 3 - Capital Stock
----------------------
The Company has established a series of preferred stock with a total of 5,000,000 authorized shares and a par value of $.001, and one series of common stock with a par value of $.001 and 50,000,000 shares authorized.


Note 4 - Additional Footnotes Included by Reference
---------------------------------------------------
Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB previously filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

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

Overview

         We develop and distribute a line of nutritional products that we call the NeoSource products. The NeoSource product line is comprised of seven products. These products are grouped into several different combinations and in sets of four each called Product Sets. Product Sets are discounted approximately 10% from the single unit price. Our net sales for the three months ended December 31, 2005 breakdown approximately as follows:

         o        70.4% of net sales are generated from sales of Product Sets.
         o 7.9% of net sales are generated from sales of individual products.
         o 12.2% of net sales are generated from sales of miscellaneous other products.
         o less than 0.1% revenues from enrollment fees, which fees include payment for distributor kits.
         o        9.5% of our net sales are generated from shipping fees.

         Our products are nutritional supplements. Our products are not intended to diagnose, treat, cure or prevent any disease. Our products have not been evaluated by the Food and Drug Administration. We have not conducted product testing to determine whether the products are effective for the intended use.

Financial Position

         We had $323,300 in cash as of December 31, 2005, as compared to $233,325 in cash at September 30, 2005. Working capital as of December 31, 2005 was $161,365 as compared to working capital of $77,953 as of September 30, 2005. The increase in working capital was primarily due to an increase in cash on hand as a result of earnings.

Three Months Ended December 31, 2005 and 2004

         During the three months ended December 31, 2005, we had net sales of $653,131 and our cost of goods sold was $191,959, compared to net sales of $315,455 for costs of goods sold of $86,400 for the comparable period from the prior year. Approximately 98% of the 2005 revenues were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. During these periods our revenues were approximately comprised of the following components:

                                             3 Months Ended December 31, 2005      3 Months Ended December 31, 2004
                                             --------------------------------      --------------------------------
Product sales                                             $581,483                             $285,001
Revenues from distributors' enrollment
  fees, which includes kits                                     50                                  100
Shipping and handling fees                                  71,598                               30,354

         During the three months ended December 31, 2005, our selling, general and administrative expenses were $354,320 compared with expenses of $238,312 for the comparable period from the prior year. The increase SG&A expenses were supportive of the increased sales. As a percentage of sales, SG&A expenses during the three months ending December 31, 2005 were 54.2% compared with 75.5% for the comparable period from the prior year. During these periods our selling, general and administrative expenses were approximately comprised of the following components:

                                      3 Months Ended December 31, 2005           3 Months Ended December 31, 2004
                                      --------------------------------           --------------------------------
Commissions                                          $162,645                                   $98,323
Salaries and Wages                                     59,954                                    46,793
Contract Labor                                          9,487                                     4,917
Fee Payment Expense                                    15,000                                    15,000
Professional Fees                                      30,609                                    18,040
Travel                                                 15,858                                    19,188
Rent                                                    2,925                                     2,925
Bank Service charges                                   13,054                                     5,090
Payroll taxes and fees                                  7,614                                     6,668
Miscellaneous                                          37,174                                    21,368

         During the three months ended December 31, 2005, our interest expense was $3,120, compared to $2,606 for the comparable period from the prior year. These expenses were comprised primarily of interest on outstanding revolving loans.

         We realized net income of $84,622 for the three months ended December 31, 2005, compared to a net loss of $7,863 for the comparable period from the prior year.

Liquidity and Capital Resources

         We realized a net income of $84,622 during the three months ended December 31, 2005. To date, we have financed our operations principally through product revenues, funds borrowed under revolving loan arrangements, and private placements of equity securities. Specifically, during the three months ended December 31, 2005, we generated $132,147 in net cash from operating activities, ($2,172) in net cash from investing activities and ($40,000) in net cash flow from financing activities. As of December 31, 2005, we had $323,300 in cash, $529,750 in current assets, $368,385 in current liabilities and working capital of $161,365. At December 31, 2005, we had not committed to spend any material funds on capital expenditures.

         We have $15,000 in related party fees payable. This amount relates to the Bateman Revolving Loan and Security Agreement (described below).

         On or about April 6, 2005, the Company received $100,000 in funding under the terms of an unsecured promissory note. The funds were lent to the Company by a single accredited lender, Dassity, Inc. Ms. Brenda Hall, a former director of the Company, is the president and an owner of Dassity, Inc. This loan bears interest at the rate of four percent per annum and the note was payable on demand at any time after the twelve month anniversary date of the note. As of December 31, 2005, the principal amount due on this obligation was $30,000 and accrued interest outstanding was $2,308. The Company will look to future earnings to generate the necessary cash to repay this obligation. There can be no assurance that the Company will be successful in generating sufficient earnings to repay the amount owing.

         In October 2001 and February 2002, the Company entered into a Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of December 31, 2005, the principal amount of $103,000 was owing under the McKinley Revolving Loans and accrued interest outstanding was $41,452. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest are due and payable in a single balloon payment on April 18, 2006. The Company will look to future earnings to generate the necessary cash to repay this obligation. There can be no assurance that the Company will be successful in generating sufficient earnings to repay the amount owing.

         In September 2001, the Company entered into a Revolving Loan and Security Agreement (the "Bateman Revolving Loan") with Bateman Dynasty, LC, a Utah limited liability company ("Bateman") and a stockholder of the Company. Under the terms of the agreement, Bateman lent the Company approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where the Company has pre-tax income in excess of $20,000 and the Company is not indebted under its current loan arrangements and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. The Company entered into this type of arrangement because, at the time, these were the best terms that it was able to negotiate for such capital. When monthly net sales are less than $100,000, the $5,000 minimum payment accrues and is indicated on the balance sheet as "Related party fee payment payable". During the three months ended December 31, 2005, the Company paid $5,000 to Bateman under this arrangement.

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

Item 3. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended December 31, 2005, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.



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

                                      QUEST GROUP INTERNATIONAL, INC.



                                      By     /s/ Craig Davis
                                         ---------------------------------------
Date: February 10, 2006                  Craig Davis
                                         President, Principal Executive Officer,
                                         Principal Financial Officer, Director