Form 10QSB
period 2006-03-31
QUEST GROUP INTERNATIONAL INC
filed 2006-05-12
CIK 1174228

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2006

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


                         967 W. Center, Orem, Utah 84057
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (801) 765-1301
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                      Outstanding as of May 10, 2006
                    -----                      ------------------------------
         Common Stock, $.001 par value                10,259,000 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

         Unaudited Condensed Balance Sheets                                3
           As of March 31, 2006 and September 30, 2005

         Unaudited Condensed Statements of Income                          4
           For the three and six month periods ended
           March 31, 2006 and March 31, 2005

         Unaudited Condensed Statements of Cash Flows                      5
           For the six month periods ended March 31, 2006
           and March 31, 2005

         Notes to Unaudited Condensed Financial Statements                 6

Item 2: Management's Discussion and Analysis and Plan of Operation         7

Item 3: Controls and Procedures                                           11



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                12

Item 2:  Unregistered Sales of Securities and Use of Proceeds             12

Item 3:  Defaults upon Senior Securities                                  12

Item 4:  Submission of Matters to a Vote of Security Holders              12

Item 5:  Other Information                                                12

Item 6:  Exhibits                                                         12

Signatures                                                                13

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                            QUEST GROUP INTERNATIONAL, INC.
                                                     BALANCE SHEETS

                                                                                        March 31,           September 30,
                                                                                          2006                  2005
                                   ASSETS                                              (Unaudited)            (Audited)
                                                                                     ---------------       ---------------
Current assets:
  Cash                                                                               $       331,857               233,325
  Accounts receivable                                                                         27,533                25,719
  Inventories                                                                                 98,323               122,842
  Prepaid expenses                                                                             2,000                     -
  Current portion of deferred tax asset                                                            -                10,000
                                                                                     ---------------       ---------------

      Total current assets                                                                   459,713               391,886

Property and equipment, net                                                                   17,002                10,848
Deposits                                                                                       1,150                 1,150
                                                                                     ---------------       ---------------

      Total assets                                                                   $       477,865               403,884
                                                                                     ===============       ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                   $        24,368                19,806
  Accrued expenses                                                                           111,672               115,340
  Related party fee payment payable                                                            5,000                 5,000
  Notes payable                                                                              113,000               173,000
  Deferred revenue                                                                               787                   787
                                                                                     ---------------       ---------------

      Total current liabilities                                                              254,827               313,933

Deferred tax liability                                                                         1,000                     -
                                                                                     ---------------       ---------------

      Total liabilities                                                                      255,827               313,933
                                                                                     ---------------       ---------------

Commitments and contingencies

Stockholders' equity:
  Series A preferred stock, $.001 par value, 1,000,000
    shares designated, no shares issued and outstanding                                            -                     -
  Series B preferred stock, $.001 par value, 500,000
    shares designated, 0 and 5,000 shares issued and
    outstanding, respectively                                                                      -                     5
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 10,259,000 and 10,254,000 shares issued
    and outstanding, respectively                                                             10,259                10,254
  Additional paid-in capital                                                                 105,541               105,541
  Retained earnings (deficit)                                                                106,238               (25,849)
                                                                                     ---------------       ---------------

      Total stockholders' equity                                                             222,038                89,951
                                                                                     ---------------       ---------------

      Total liabilities and stockholders' equity                                     $       477,865               403,884
                                                                                     ===============       ===============


                                                       3

                                         QUEST GROUP INTERNATIONAL, INC.
                                         UNAUDITED STATEMENTS OF INCOME



                                                  Three Months Ended                         Six Months Ended
                                                       March 31,                                 March 31,
                                          ------------------------------------      ------------------------------------
                                              2006                 2005                 2006                  2005
                                          ---------------      ---------------      ---------------      ---------------
Sales, net                                $       574,183              415,166            1,227,314              730,621

Cost of goods sold                                180,553              118,008              372,512              204,408
                                          ---------------      ---------------      ---------------      ---------------

Gross profit                                      393,630              297,158              854,802              526,213

Selling, general and
  administrative expenses                         329,387              245,440              683,707              483,752
                                          ---------------      ---------------      ---------------      ---------------

Income from operations                             64,243               51,718              171,095               42,461

Interest income                                     1,590                    -                2,480                    -
Interest expense                                   (2,768)              (2,552)              (5,888)              (5,158)
                                          ---------------      ---------------      ---------------      ---------------

Income before income taxes                         63,065               49,166              167,687               37,303

Provision (benefit) for income taxes               15,600              (19,000)              35,600              (15,000)
                                          ---------------      ---------------      ---------------      ---------------

Net income                                $        47,465               30,166              132,087               22,303
                                          ===============      ===============      ===============      ===============

Net income per common
  share - basic and diluted               $          0.00                 0.00                 0.01                 0.00
                                          ===============      ===============      ===============      ===============

Weighted average common
  shares - basic and diluted                   10,258,000           10,254,000           10,256,000           10,232,000
                                          ===============      ===============      ===============      ===============

                                                               4

                                                 QUEST GROUP INTERNATIONAL, INC.
                                               UNAUDITED STATEMENTS OF CASH FLOWS
                                            Six Months Ended March 31, 2006 and 2005


                                                                                      2006                2005
                                                                                ---------------     ---------------
Cash flows from operating activities:
Net income                                                                      $       132,087              22,303
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation expense                                                                  2,203               1,729
    Deferred income taxes                                                                11,000              15,000
    (Increase) decrease in:
      Accounts receivable                                                                (1,814)             16,265
      Inventories                                                                        24,519              25,977
      Prepaid expenses                                                                   (2,000)                  -
      Deposits                                                                                -                 196
    Increase (decrease) in:
      Accounts payable                                                                    4,562              (1,838)
      Accrued expenses                                                                   (3,668)             22,910
      Deferred revenue                                                                        -               2,269
      Related party fee payment payable                                                       -              (5,000)
                                                                                ---------------     ---------------

        Net cash provided by operating activities                                       166,889              99,811
                                                                                ---------------     ---------------

Cash flows from investing activities:
Purchase of property and equipment                                                       (8,357)             (4,128)
                                                                                ---------------     ---------------

        Net cash used in investing activities                                            (8,357)             (4,128)
                                                                                ---------------     ---------------

Cash flows from financing activities:
Payments on notes payable                                                               (60,000)                  -
                                                                                ---------------     ---------------

        Net cash used in financing activities                                           (60,000)                  -
                                                                                ---------------     ---------------

        Net increase in cash                                                             98,532              95,683

Cash, beginning of period                                                               233,325              86,637
                                                                                ---------------     ---------------

Cash, end of period                                                             $       331,857             182,320
                                                                                ===============     ===============

                                                       5

                         QUEST GROUP INTERNATIONAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005


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

Note 2 - Notes Payable

On April 6, 2005, the Company borrowed $100,000 from Dassity, Inc. The note is due on April 6, 2006, is unsecured, and bears interest at 4%. At March 31, 2006, the principal outstanding on this note was $10,000. At March 31, 2006, the accrued interest outstanding was $2,480. The accrued interest is included on the balance sheet with accrued expenses. Subsequent to period-end the note was repaid.

During the quarter ended December 31, 2005, the Company extended the due date of the McKinley Revolving Loans. The due date of the notes and the accrued interest is now April 18, 2006. At March 31, 2006, the principal outstanding on these notes was $103,000. At March 31, 2006, the accrued interest outstanding was $44,327. The accrued interest is included on the balance sheet with accrued expenses. Subsequent to period-end the due date of the notes were extended to August 18, 2006.

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

Financial Position

         We had $331,857 in cash as of March 31, 2006, as compared to $233,325 in cash at September 30, 2005. Working capital as of March 31, 2006 was $204,866 as compared to working capital of $77,953 as of September 30, 2005. The increase in working capital was primarily due to an increase in cash on hand as a result of earnings.

Three and Six Months Ended March 31, 2006 and 2005

         During the three and six months ended March 31, 2006, we had net sales of $574,183 and $1,227,314, respectively, and our cost of goods sold was $180,553 and $372,512, respectively. Approximately 97% of these revenues were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. During these periods our revenues were approximately comprised of the following components:

                                               3 Months Ended March 31, 2006        6 Months Ended March 31, 2006

Product Sales                                               504,716                            1,086,199
Revenues from distributors' enrollment
  fees, which includes kits                                      50                                  100
Shipping and handling fees                                   69,417                              141,015

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

                                               3 Months Ended March 31, 2005        6 Months Ended March 31, 2005

Product Sales                                              $369,864                              654,865
Revenues from distributors' enrollment
  fees, which includes kits                                     250                                  350
Shipping and handling fees                                   45,052                               75,406

         During the three and six months ended March 31, 2006, our selling, general and administrative expenses were $329,387 and $683,707, respectively.
During these periods our selling, general and administrative expenses were approximately comprised of the following components:

                                              3 Months Ended March 31, 2006         6 Months Ended March 31, 2006
     Commissions                                            143,048                             305,693
     Salaries and Wages                                      56,198                             116,152
     Contract Labor                                          17,574                              27,061
     Fee Payment Expense                                     15,000                              30,000
     Professional Fees                                       31,877                              62,486
     Travel                                                  11,077                              26,935
     Rent                                                     3,200                               6,125


     Bank Service charges                                    13,290                              26,344
     Payroll taxes and fees                                   6,867                              14,481
     Miscellaneous                                           31,256                              68,430

         During the three and six months ended March 31, 2005, our selling, general and administrative expenses were $245,440 and $483,752, respectively.
During these periods our general and administrative expenses were approximately comprised of the following components:

                                              3 Months Ended March 31, 2005      6 Months Ended March 31, 2005
     Commissions                                           124,120                               222,443
     Salaries and Wages                                     46,078                                92,871
     Contract Labor                                          3,830                                 8,747
     Fee Payment Expense                                    15,000                                30,000
     Professional Fees                                      18,115                                36,155
     Travel                                                  9,374                                28,562
     Rent                                                    2,925                                 5,850
     Bank Service charges                                    7,166                                12,256
     Payroll taxes and fees                                  5,778                                12,446
     Miscellaneous                                          13,054                                34,422

         During the three and six months ended March 31, 2006, our interest income was $1,590 and $2,480, respectively, compared to no interest income for the comparable periods from the prior year. This income is primarily from increased funds on deposit.

         During the three and six months ended March 31, 2006, our interest expense was $2,768 and $5,888, respectively, compared to $2,552 and $5,158 for the comparable periods from the prior year. These expenses were comprised primarily of interest on outstanding revolving loans.

Liquidity and Capital Resources

         We realized a net income of $132,087 during the six months ended March 31, 2006. To date, we have financed our operations principally through product revenues, funds borrowed under revolving loan arrangements, and private placements of equity securities. Specifically, during the six months ended March 31, 2006, we generated $166,889 in net cash from operating activities, we used $8,357 in net cash from investing activities, which related to the purchase of property and equipment, and we used $60,000 in net cash flow from financing activities, which related to payment of amounts owing on outstanding notes. As of March 31, 2006, we had $331,857 in cash, $459,713 in current assets, $254,827 in current liabilities and working capital of $204,886. At March 31, 2006, we had not committed to spend any material funds on capital expenditures.

         We have $5,000 in related party fee payment payable. This amount relates to the Bateman Revolving Loan and Security Agreement (described below).

         On or about April 6, 2005, the Company received $100,000 in funding under the terms of an unsecured promissory note. The funds were lent to the Company by a single accredited lender, Dassity, Inc. Ms. Brenda Hall, a former director of the Company, is the president and an owner of Dassity, Inc. This loan bears interest at the rate of four percent per annum and the note was payable on demand at any time after the twelve month anniversary date of the note. As of March 31, 2006, the principal amount due on this obligation was $10,000 and accrued interest outstanding was $2,480. This note was repaid in full in April 2006.

         In October 2001 and February 2002, the Company entered into a Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of March 31, 2006, the principal amount of $103,000 was owing under the

McKinley Revolving Loans and accrued interest outstanding was $44,327. All amounts lent were evidenced by promissory notes that bear interest at the rate of percent (10%) per annum. Principal and accrued interest are due and payable in a single balloon payment on August 18, 2006. The Company will look to future earnings to generate the necessary cash to repay this obligation. There can be no assurance that the Company will be successful in generating sufficient earnings to repay the amount owing.

         In September 2001, the Company entered into a Revolving Loan and Security Agreement (the "Bateman Revolving Loan") with Bateman Dynasty, LC, a Utah limited liability company ("Bateman") and a stockholder of the Company. Under the terms of the agreement, Bateman lent the Company approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where the Company has pre-tax income in excess of $20,000 and the Company is not indebted under the McKinley Revolving Loans and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. The Company entered into this type of arrangement because, at the time, these were the best terms that it was able to negotiate for such capital. When monthly net sales are less than $100,000, the $5,000 minimum payment accrues and is indicated on the balance sheet as "Related party fee payment payable". During the six months ended March 31, 2006, the Company paid $30,000 to Bateman under this arrangement.

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

Item 3. Controls and Procedure

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Unregistered Sales of Securities and Use of Proceeds.

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security holders.

         None

Item 5. Other Information.

         None

Item 6. Exhibits.

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

    10.3 Revolving Loan and Security Agreement by and between the Company and Bateman Dynasty, LC, dated September 1, 2001 (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

    10.4 Amendment No. 1 to the Revolving Loan and Security Agreement by and between the Company and Bateman Dynasty, LC, dated February 1, 2002 (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

   EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
   -----------                        ----------------------

    10.5 Revolving Loan and Security Agreement by and between the Company and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated September 1, 2001 (Incorporated by reference to
                  Exhibit 10.4 of the Company's Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

    10.6 Amendment Number Six to the Revolving Loan and Security Agreement by and between the Company and McKinley Enterprises Inc. Profit Sharing Plan and Trust, dated May 6, 2006.

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

                                              QUEST GROUP INTERNATIONAL, INC.



Date: May 10, 2006                            By     /s/ Craig Davis
                                                 -------------------------------
                                                 Craig Davis
                                                 President, Principal Executive
                                                 Officer, Principal Financial
                                                 Officer, Director