Form 10QSB
period 2006-06-30
QUEST GROUP INTERNATIONAL INC
filed 2006-08-09
CIK 1174228

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2006

                         Commission File Number 0-26694

                         QUEST GROUP INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                                 87-0534469
    -------------------------------        ---------------------------------
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                     Outstanding as of August 1, 2006
      -----------------------------         --------------------------------
      Common Stock, $.001 par value                10,259,000 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

         Unaudited Condensed Balance Sheets                                  3
           As of June 30, 2006 and September 30, 2005

         Unaudited Condensed Statements of Income                            4
           For the three and nine month periods ended June 30, 2006
           and June 30, 2005

         Unaudited Condensed Statements of Cash Flows                        5
           For the nine month periods ended June 30, 2006 and June 30, 2005

         Notes to Unaudited Condensed Financial Statements                   6

Item 2: Management's Discussion and Analysis and Plan of Operation           7

Item 3: Controls and Procedures                                             11



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                  12

Item 2:  Unregistered Sales of Securities and Use of Proceeds               12

Item 3:  Defaults upon Senior Securities                                    12

Item 4:  Submission of Matters to a Vote of Security Holders                12

Item 5:  Other Information                                                  12

Item 6:  Exhibits                                                           12

Signatures                                                                  13

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                            QUEST GROUP INTERNATIONAL, INC.
                                                     BALANCE SHEETS

                                                                                     June 30,           September 30,
                                                                                       2006                  2005
                                   ASSETS                                          (Unaudited)            (Audited)
                                                                              --------------------   -------------------
Current assets:
Cash                                                                          $            383,627               233,325
Accounts receivable                                                                         22,015                25,719
Inventories                                                                                105,254               122,842
Prepaid expenses                                                                             6,437                     -
Current portion of deferred tax asset                                                            -                10,000
                                                                              --------------------   -------------------

Total current assets                                                                       517,333               391,886

Property and equipment, net                                                                 16,418                10,848
Deposits                                                                                     1,150                 1,150
                                                                              --------------------   -------------------

Total assets                                                                  $            534,901               403,884
                                                                              ====================   ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                              $             39,695                19,806
Accrued expenses                                                                           112,405               115,340
Income taxes payable                                                                        12,000                     -
Related party fee payment payable                                                            5,000                 5,000
Notes payable                                                                               83,000               173,000
Deferred revenue                                                                             1,382                   787
                                                                              --------------------   -------------------

Total current liabilities                                                                  253,482               313,933

Deferred tax liability                                                                       2,000                     -
                                                                              --------------------   -------------------

Total liabilities                                                                          255,482               313,933
                                                                              --------------------   -------------------

Commitments and contingencies

Stockholders' equity:
Series A preferred stock, $.001 par value, 1,000,000
  shares designated, no shares issued and outstanding                                            -                     -
Series B preferred stock, $.001 par value, 500,000
  shares designated, 0 and 5,000 shares issued and
  outstanding, respectively                                                                      -                     5
Common stock, $.001 par value, 50,000,000 shares
  authorized, 10,259,000 and 10,254,000 shares issued
  and outstanding, respectively                                                             10,259                10,254
Additional paid-in capital                                                                 105,541               105,541
Retained earnings (deficit)                                                                163,619               (25,849)
                                                                              --------------------   -------------------

Total stockholders' equity                                                                 279,419                89,951
                                                                              --------------------   -------------------

Total liabilities and stockholders' equity                                    $            534,901               403,884
                                                                              ====================   ===================

                                                       3

                                         QUEST GROUP INTERNATIONAL, INC.
                                         UNAUDITED STATEMENTS OF INCOME



                                                   Three Months Ended                        Nine Months Ended
                                                        June 30,                                  June 30,
                                        ---------------------------------------   ---------------------------------------
                                              2006                 2005                 2006                  2005
                                        ------------------   ------------------   ------------------    -----------------
Sales, net                              $         655,812              592,722            1,883,126            1,323,344

Cost of goods sold                                210,479              174,026              582,991              378,434
                                        ------------------   ------------------   ------------------    -----------------

Gross profit                                      445,333              418,696            1,300,135              944,910

Selling, general and
 administrative expenses                          356,961              314,106            1,040,668              797,858
                                        ------------------   ------------------   ------------------    -----------------

Income from
 operations                                        88,372              104,590              259,467              147,052

Interest income                                     1,834                    -                4,314                    -
Interest expense                                   (2,425)              (3,502)              (8,313)              (8,660)
                                        ------------------   ------------------   ------------------    -----------------

Income before
 income taxes                                      87,781              101,088              255,468              138,392

Provision (benefit) for
 income taxes                                      30,400              (36,000)              66,000              (51,000)
                                        ------------------   ------------------   ------------------    -----------------

Net income                              $          57,381               65,088              189,468               87,392
                                        ==================   ==================   ==================    =================


Net income per common
 share - basic and diluted              $            0.01                 0.01                 0.02                 0.01
                                        ==================   ==================   ==================    =================

Weighted average common
shares - basic and diluted                     10,259,000           10,254,000           10,257,000           10,239,000
                                        ==================   ==================   ==================    =================

                                                               4

                                         QUEST GROUP INTERNATIONAL, INC.
                                       UNAUDITED STATEMENTS OF CASH FLOWS
                                    Nine Months Ended June 30, 2006 and 2005


                                                                                     2006                2005
                                                                               -----------------   -----------------
Cash flows from operating activities:
Net income                                                                     $        189,468              87,392
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation expense                                                                   3,587               2,591
   Deferred income taxes                                                                 12,000              51,000
   (Increase) decrease in:
     Accounts receivable                                                                  3,704             (46,089)
     Inventories                                                                         17,588             (21,948)
     Prepaid expenses                                                                    (6,437)                  -
     Deposits                                                                                 -                 196
   Increase (decrease) in:
     Accounts payable                                                                    19,889             (10,941)
     Accrued expenses                                                                    (2,935)             56,117
     Income taxes payable                                                                12,000                   -
     Deferred revenue                                                                       595                 911
     Related party fee payment payable                                                        -            (150,000)
                                                                               -----------------   -----------------

Net cash provided by (used in) operating activities                                     249,459             (30,771)
                                                                               -----------------   -----------------

Cash flows from investing activities:
Purchase of property and equipment                                                       (9,157)             (4,329)
                                                                               -----------------   -----------------

Net cash used in investing activities                                                    (9,157)             (4,329)
                                                                               -----------------   -----------------

Cash flows from financing activities:
Proceeds from related party note payable                                                      -             100,000
Payments on notes payable                                                               (90,000)                  -
                                                                               -----------------   -----------------

Net cash provided by (used in) financing activities                                     (90,000)            100,000
                                                                               -----------------   -----------------

Net increase in cash                                                                    150,302              64,900

Cash, beginning of period                                                               233,325              86,637
                                                                               -----------------   -----------------

Cash, end of period                                                            $        383,627             151,537
                                                                               =================   =================


                                                       5

                         QUEST GROUP INTERNATIONAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                             June 30, 2006 and 2005


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


Note 2 - Notes Payable

During the quarter ended June 30, 2006, the Company extended the due date of the McKinley Revolving Loans to August 18, 2006. At June 30, 2006, the principal outstanding on these notes was $83,000. At June 30, 2006, the accrued interest outstanding was $46,407. The accrued interest is included on the balance sheet with accrued expenses. The loans and accrued interest were repaid subsequent to period end.


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

Financial Position

         We had $383,627 in cash as of June 30, 2006, as compared to $233,325 in cash at September 30, 2005. Working capital as of June 30, 2006 was $263,851 as compared to working capital of $77,953 as of September 30, 2005. The increase in working capital was primarily due to an increase in cash on hand as a result of earnings.

Three and Nine Months Ended June 30, 2006 and 2005

         During the three and nine months ended June 30, 2006, we had net sales of $655,812 and $1,883,126, respectively, and our cost of goods sold was $210,479 and $582,991, respectively. Approximately 97% of these revenues were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. During these periods our revenues were approximately comprised of the following components:

                                               3 Months Ended June 30, 2006          9 Months Ended June 30, 2006
                                               ----------------------------          ----------------------------
Product Sales                                               577,901                            1,664,000
Revenues from distributors' enrollment                            0                                  100
  fees, which includes kits
Shipping and handling fees                                   77,911                              218,926

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

         During the three and nine months ended June 30, 2006, our selling, general and administrative expenses were $356,961 and $1,040,668, respectively.
During these periods our selling, general and administrative expenses were approximately comprised of the following components:
                                              3 Months Ended June 30, 2006           9 Months Ended June 30, 2006
                                              ----------------------------           ----------------------------
     Commissions                                            166,678                             472,371
     Salaries and Wages                                      53,538                             169,690
     Contract Labor                                          10,340                              37,401
     Fee Payment Expense                                     15,000                              45,000
     Professional Fees                                       26,186                              88,672
     Travel                                                  20,329                              47,264
     Rent                                                     6,600                              12,725


     Bank Service charges                                    16,593                              42,937
     Payroll taxes and fees                                   8,181                              22,662
     Miscellaneous                                           33,516                             101,946

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

         During the three and nine months ended June 30, 2006, our interest income was $1,834 and $4,314, respectively, compared to no interest income for the comparable periods from the prior year. This income is primarily from increased funds on deposit.

         During the three and nine months ended June 30, 2006, our interest expense was $2,425 and $8,313, respectively, compared to $3,502 and $8,660 for the comparable periods from the prior year. These expenses were comprised primarily of interest on outstanding revolving loans.

Liquidity and Capital Resources

         We realized a net income of $189,468 during the nine months ended June 30, 2006. To date, we have financed our operations principally through product revenues, funds borrowed under revolving loan arrangements, and private placements of equity securities. Specifically, during the nine months ended June 30, 2006, we generated $249,459 in net cash from operating activities, we used $9,157 in net cash from investing activities, which related to the purchase of property and equipment, and we used $90,000 in net cash flow from financing activities, which related to payment of amounts owing on outstanding notes. As of June 30, 2006, we had $383,627 in cash, $517,333 in current assets, $253,482 in current liabilities and working capital of $263,851. At June 30, 2006, we had not committed to spend any material funds on capital expenditures.

         We have $5,000 in related party fee payment payable. This amount relates to the Bateman Revolving Loan and Security Agreement (described below).

         On or about April 6, 2005, the Company received $100,000 in funding under the terms of an unsecured promissory note. The funds were lent to the Company by a single accredited lender, Dassity, Inc. Ms. Brenda Hall, a former director of the Company, is the president and an owner of Dassity, Inc. This loan bears interest at the rate of four percent per annum and the note was payable on demand at any time after the twelve month anniversary date of the note. The note and accrued interestwere repaid in full on April 5, 2005.

         In October 2001 and February 2002, the Company entered into a Revolving Loan and Security Agreements (the "McKinley Revolving Loans") with McKinley Enterprises Inc. Profit Sharing Plan and Trust ("McKinley"). Under the terms of the agreements, McKinley agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $103,000. As of June 30, 2006, the principal amount of $83,000 was owing under the McKinley Revolving Loans and accrued interest outstanding was $46,407. The loan and accrued interest were repaid in full on July 8, 2006.

         In September 2001, the Company entered into a Revolving Loan and Security Agreement (the "Bateman Revolving Loan") with Bateman Dynasty, LC, a Utah limited liability company ("Bateman") and a stockholder of the Company. Under the terms of the agreement, Bateman lent the Company approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where the Company has pre-tax income in excess of $20,000 and the Company is not indebted under the McKinley Revolving Loans and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. The Company entered into this type of arrangement because, at the time, these were the best terms that it was able to negotiate for such capital. When monthly net sales are less than $100,000, the $5,000 minimum payment accrues and is indicated on the balance sheet as "Related party fee payment payable". During the nine months ended June 30, 2006, the Company paid $45,000 to Bateman under this arrangement.

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

Item 3. Controls and Procedure

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

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

                                              QUEST GROUP INTERNATIONAL, INC.



                                              By  /s/ Craig Davis
                                                 -------------------------------
Date: August 7, 2006                             Craig Davis
                                                 President, Principal Executive
                                                 Officer, Principal Financial
                                                 Officer, Director