Form 10KSB
period 2006-09-30
QUEST GROUP INTERNATIONAL INC
filed 2006-12-15
CIK 1174228

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-KSB

Annual Report Pursuant

to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended

September 30, 2006

Commission file number

333-89628

QUEST GROUP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0681500
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

967 West Center, Orem, Utah 84057	(801) 765-1301
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

The issuer’s revenue for its most recent fiscal year were $2,422,691

The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of December 1, 2006 was $557,400

As of December 1, 2006, the Company had 10,259,000 shares of common stock outstanding.

QUEST GROUP INTERNATIONAL, INC.

TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED SEPTEMBER 30, 2006

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this annual report, including the statements under “Description of Business,” “Management Discussion and Analysis or Plan of Operation” and elsewhere in this annual report regarding our strategy, future operations, financial position, projected costs, projected revenues, prospects, plans and objectives of management, are forward-looking statements. When used in this annual report, in our press releases or other public or stockholder communications, or in oral statements made with the approval of our executive officers, the words or phrases “would be,” “intends to,” “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”, although not all forward-looking statements contain such identifying words.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. We disclose important factors that could cause our actual results to differ materially from our expectations under the caption “Management Discussion and Analysis or Plan of Operation—Risk Factors,” including but not limited to our history of losses, working capital deficit, need for additional funds to execute our business plan, dependence on our distributors, and the risk of product demand, economic conditions, competitive products, changes in the regulation of our industry and other risks. As a result, our actual results for future periods could differ materially from those anticipated or projected.

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

During the fiscal year ended September 30, 2006, we generated $2,422,691 in revenues. We do not extend credit to our distributors. Payment for product is required prior to shipping. All sales are paid for in U.S. dollars through an InterCash account or other arrangements and we do not maintain offices outside the U.S.

Possible Reorganization

On or about November 3, 2006, we entered into a letter of intent (the “LOI”) with RxElite Holdings Inc. (“RxElite”). Under the terms of the LOI, the Company and RxElite agreed to negotiate in good faith a definitive agreement (the “Agreement”) pursuant to which we would acquire all of the issued and outstanding capital stock of RxElite (the “Acquisition”) and, in exchange, we would issue to the stockholders of RxElite an aggregate of approximately 62,000,000 shares, exact number of shares to be negotiated, of our common stock and warrants exercisable for 13,850,000 shares of common stock upon terms to be agreed. RxElite also intends to adopt a stock option plan whereby stock options could be granted that are exercisable for a number of shares of common stock equal to fifteen percent of our issued and outstanding common stock. The Board of Directors (the “Board”) and officers of RxElite would become the Board and officers of the Company following the closing of the Acquisition. We would also be required to spin-out or distribute all of our assets relating to its current business. The closing is anticipated to occur on or before January 30, 2007.

Prior to the closing of the Acquisition, we would be required to increase its authorized common stock to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. In addition, we would be required to reduce the number of our outstanding shares of common stock to approximately 4,500,000 shares immediately prior to the closing.

RxElite has provided us with $60,000 to pay out-of-pocket expenses incurred in connection with the Acquisition. If the Acquisition does not occur on or before January 30, 2007 because we are unwilling to proceed, then we are required to refund the entire $60,000. If the closing does not occur for whatever reasons other than those described in the prior sentence, then we will pay RxElite an amount equal to $60,000 less the amount of out-of-pocket expenses that we have incurred relating to the Acquisition.

During a period commencing upon execution of the LOI and continuing until January 30, 2007, we have agreed not to solicit or engage in discussions or negotiations in connection with any other merger or similar transaction involving the Company.

The LOI is non-binding with respect to the Acquisition terms and there can be no assurance that the Acquisition will occur, or that if it occurs, that it will be on the terms and conditions described above.

Our Products

We develop and distribute a line of nutritional products that we call the NeoSource products. The NeoSource product line is comprised of six products. Five of these products are grouped into eight different combinations called Product Sets. An antioxidant and vitamin product, called NeoGuard Chewable, is not included in any of the product sets. Our approximate net sales breakdown for the fiscal year ended September 30, 2006 is as follows:

•	63.2% of net sales are generated from sales of Product Sets.
•	6.0% of net sales are generated from sales of individual products, excluding NeoGuard Chewable.
•	10.7% of net sales are generated from sales of NeoGuard Chewable.
•	.01% revenues from enrollment fees, which fees include payment for distributor kits.
•	11.7% of our net sales are generated from shipping fees.
•	The remaining 8.4% of our net sales are generated from miscellaneous sales.

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

NeoSpring

NeoSpring contains a blend of natural ingredients intended to help sustain the body’s energy-producing systems and replenish vital nutrients, but there can be no assurance that it will sustain the body’s energy-producing systems or replenish nutrients.

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

Foreign Operations

We had $2,422,691 in sales for the fiscal year ended September 30, 2006, of which $2,375,000 was generated from purchasers in Japan and $48,000 was generated from purchasers in the U.S. We use direct-selling efforts to sell our products in both markets. Products sold in Japan are shipped using Nippon Express from their El Segundo, California facility as the customs representative, air cargo and ground delivery carrier. We pay Nippon Express their standard rates to ship our products. The charges depend on the weight of the package and vary from $14 for a .5 kg package to $146.00 for a 14 kg package. On average, customers receive their orders in Japan within five business days of order payment confirmation.

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

As of December 1, 2006, we had 34 active distributors, 4 of these distributors were in the U.S. and 34 of the distributors were in Japan. On that date we also had 2,009 active members who buy product from us but who do not act as distributors. A distributor or member is considered active if their most recent purchase was made less than 12 months ago. Distributors buy product at wholesale prices mainly for resale. Our members are able to buy product at a discount from retail prices and the products purchased by members are not intended for resale. One may become a Quest distributor by applying to Quest under the sponsorship of someone who is already a distributor, paying an $50 enrollment fee, providing an email address and other contact information for communications purposes.

Compensation of Distributors

Our distributors are entitled to the following compensation:

•

Group Development Bonus: Distributors receive a 5 – 13% Group Development Bonus based on the volume of products sold by their distributor group. A distributor group includes a distributor and his or her sponsored distributors who have not yet sold $6,000 in cumulative group volume (a “Distributor Group”). Sponsored distributors include a distributor who is first sponsored to become a distributor by the sponsoring distributor and all distributors who are down line from the sponsored distributor.

For example, if Jane was a distributor and she sponsored John who becomes a distributor and John sponsors Joe who becomes a distributor and Joe sponsors Sam who becomes a distributor, then Jane’s Distributor Group includes Jane, John, Joe and Sam. If Joe and the distributors down line from Joe subsequently sell $6,000 in cumulative group volume then Jane’s Distributor Group would no longer include Joe, Sam or any other distributors who are down line from Joe.

•	Enroller Bonus: Distributors can also earn up to an additional 5% Enroller or affiliate bonus on the revenue generated by the customers and distributors directly referred to Quest.

•

Leadership Override Bonus: Distributors become a “Leader” after their Distributor Group generates over $6,000 in cumulative group revenues and the Leader becomes eligible to earn Leadership Override Bonuses. Leadership Override Bonuses are not paid on the Leader’s Distributor Group sales like the Group Development Bonus. Rather, Leadership Override Bonuses of 5% are paid only on the group volume of Leaders who are not more than six levels down line from a distributor who is also a Leader.

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

Customer Loyalty Program

Beginning in March of 2004, the Company implemented a customer loyalty program which rewards customers with “Shopping Points” based on purchases of certain products. Shopping points may be redeemed for product. Certain limitations apply and shopping points expire after one year. The value of unredeemed shopping points expected to be redeemed are recorded on the balance sheet as deferred revenue.

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

Regulation

FDA regulations relating specifically to foods for human use are set forth in Title 21 of the Code of Federal Regulations. These regulations include basic food labeling requirements and Good Manufacturing Practices (“GMPs”) for foods. Detailed dietary supplement GMPs have been proposed; however, no regulations establishing such GMPs have been adopted that relate to the NeoSource products. Additional regulations to implement the specific DSHEA (defined below) requirements for dietary supplement labeling have also been proposed, and final regulations may be implemented over a period of time upon final publication.

While our NeoSource products are not presently required to be submitted to the Food and Drug Administration (“FDA”) or any other regulatory agency for approval, the manufacturing, packaging, labeling, advertising, distribution and sale of our NeoSource products is subject to regulation by the Food and Drug Administration (“FDA”) which regulates our products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated thereunder. The FDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that unless complied with may constitute adulteration or misbranding of such products. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the “NLEA”) and the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”).

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

Our products are also regulated by the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”). Our activities, including our multi-level distribution activities, are also regulated by various agencies of the states, localities and foreign countries in which our products are sold.

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

Competition

We are engaged in a highly competitive business and are competing directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial marketing organizations, and established distribution channels that are better situated in the market than us. We compete in the nutritional industry against companies which sell through retail stores as well as against other direct selling companies. For example, we compete against manufacturers and retailers of nutritional supplements which are distributed through supermarkets, drug stores, health food stores, discount stores, etc. In addition to competition from these manufacturers and retailers, we compete for product sales and independent distributors with many other direct sales companies, including Shaklee, NuSkin, Unicity, Amway and Nature’s Sunshine. We believe that the principal methods of competition in the direct sales marketing of nutritional products are quality, price and brand name. In addition, the recruitment, training, travel and financial incentives for the independent sales force are important factors. We believe that our products compete strongly in quality and price, but that our brand name is not well recognized in the industry at this time. We also believe that our financial incentives for our independent sales force is competitive with the financial incentives offered by our competitors. No assurance can be given that we will be successful in competing in this industry.

Research and Development

To date, we have not conducted research and development activities for the NeoSource product line as understood using generally accepted accounting principles. Rather, we identified the types of products and ingredients that we would like to produce. Perfect Source, our manufacturer, then completed the development of the products to our specifications. We believe that there are many manufacturers with whom we could contract to produce our NeoSource products. We did not spend any funds on research and development activities during the past two fiscal years.

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

Employees

As of December 1, 2006, we employed two people who work for us on a full time basis. We believe that our relations with our employees are satisfactory.

Item 2. Description of Property

Our principal offices are located at 967 West Center, Orem, Utah 84057, under terms of a one year lease with an unaffiliated lessor that Is renewable on a month to month basis. We are paying approximately $1125 per month for approximately 1300 square feet of space. We believe that this office space will be adequate to meet the needs of current and expected growth during the next twelve months. If our lease was terminated, we believe that comparable office space is readily available at similar prices.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Share Price History

Prior to November 2006, there was no public trading market for our securities. On November 10, 2006 our common stock began trading in the over-the-counter market in what is commonly referred to as the “Electronic” or “OTC Bulletin Board” or the “OTCBB” under the trading symbol “QSTG.OB.”

Dividends

To date, we have not paid dividends on our common stock. We have no outstanding preferred stock. The payment of dividends on the common stock in the future, if any, is within the discretion of the Board and will depend upon our earnings, capital requirements, financial condition and other factors the Board views are relevant. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our operations.

Holders of Record

As of December 1, 2006, there were approximately 65 holders of record of our common stock.

Issuance of Securities

The Company did not sell securities during the period covered by this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

Neither the issuer nor, to the knowledge of the issuer, any affiliated purchaser purchased any equity securities of the Company during the period covered by this report.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

Overview

We develop and distribute a line of nutritional products that we call the NeoSource products. The NeoSource product line is comprised of six products. Five of these products are grouped into eight different combinations called Product Sets. An antioxidant and vitamin product, called NeoGuard Chewable, is not included in any of the product sets. Our approximate net sales for the fiscal year ended September 30, 2006 breakdown is as follows:

•	63.2% of net sales are generated from sales of Product Sets.
•	6.0% of net sales are generated from sales of individual products, excluding NeoGuard Chewable.
•	10.7% of net sales are generated from sales of NeoGuard Chewable.
•	.01% revenues from enrollment fees, which fees include payment for distributor kits.
•	11.7% of our net sales are generated from shipping fees.
•	The remaining 8.4% of our net sales are generated from miscellaneous sales..

Our products are nutritional supplements. Our products are not intended to diagnose, treat, cure or prevent any disease. Our products have not been evaluated by the Food and Drug Administration. We have not conducted product testing to determine whether the products are effective for the intended use.

Financial Position

We had $228,558 in cash as of September 30, 2006, an increase of $4,767 from September 30, 2005. Working capital as of September 30, 2006 was $265,469, as compared to a working capital of $77,953 at September 30, 2005. These increases were primarily due to increased profits over the prior year.

Years Ended September 30, 2006 and 2005

During the fiscal year ended September 30, 2006 we had net sales of $2,422,691and our cost of goods sold was $759,481 compared to $1,943,721 in net sales and $560,150 cost of goods sold during the year ended September 30, 2005. Approximately 98% of our 2006 revenues and approximately 98% of our 2005 sales were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. Our revenues were approximately comprised of the following components:

	2006	2005
Sales of product sets	1,531,099	$1,212,881
Sales of individual products	145,411	151,610
Sales of NeoGuard Chewable	260,295	262,402
Revenues from distributors’ enrollment fees, which includes kits	250	944
Shipping and handling fees	282,631	211,865
Miscellaneous	203,005	104,019

During the fiscal year ended September 30, 2006 our selling, general and administrative (“SG&A”) expenses were $1,411,659 compared to $1,152,742 for the prior fiscal year. Our SG&A expenses were approximately comprised of the following components:

	2006	2005
Commissions	612,174	$591,671
Salaries and Wages	230,345	187,672
Contract Labor	57,245	24,838
Fee Payment Expense	75,000	60,000
Professional Fees	121,406	78,902
Travel	66,239	52,530
Rent	16,025	11,700
Bank Service charges	56,676	39,924
Payroll taxes and fees	31,666	26,335
Misc.	144,883	79,170

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

During the fiscal year ended September 30, 2006 our net other expense was $1,848 compared to an net other expense of $11,741 for the comparable period during the prior. Our net other expense decreased as a result in a reduction in our interest expense and increase in interest income.

Liquidity and Capital Resources

We realized a net income of $192,703 during our fiscal year ended September 30, 2006. To date, we have financed our operations principally through product revenues, funds borrowed under revolving loan arrangements, and private placements of equity securities. Specifically, during the fiscal year ended September 30, 2006, we generated $181,390 in net cash from operating activities, ($13,157) in net cash from investing activities and ($173,000) in net cash flow from financing activities. As of September 30, 2006, we had $228,558 in cash, $382,550 in current assets, $117,081 in current liabilities and working capital of $265,469. At September 30, 2006, we had not committed to spend any material funds on capital expenditures.

We have $10,000 in related party fee payment payable. This amount relates to the Bateman Revolving Loan and Security Agreement (described below).

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

In October 2001 and February 2002, the Company entered into a Revolving Loan and Security Agreements (the “McKinley Revolving Loans”) with McKinley Enterprises Inc. Profit Sharing Plan and Trust (“McKinley”). Under the terms of the agreements, McKinley agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $103,000. The loan and accrued interest were repaid in full on July 8, 2006.

In September 2001, the Company entered into a Revolving Loan and Security Agreement (the “Bateman Revolving Loan”) with Bateman Dynasty, LC, a Utah limited liability company (“Bateman”) and a stockholder of the Company. Under the terms of the agreement, Bateman lent the Company approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where the Company has pre-tax income in excess of $20,000 and the Company is not indebted under the McKinley Revolving Loans and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. The Company entered into this type of arrangement because, at the time, these were the best terms that it was able to negotiate for such capital. When monthly net sales are less than $100,000, the $5,000 minimum payment accrues and is indicated on the balance sheet as “Related party fee payment payable”. During the year ended September 30, 2006, the Company paid $75,000 to Bateman under this arrangement.

The Company’s working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the amount we spend on our sales and marketing activities and the level of our sales. We believe that if sales continue at current levels we will be able to meet our financial obligations on current loans and accounts payable.

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

During 2004, the Company implemented a customer loyalty program which rewards customers with “Shopping Points” based on purchases of certain products. Shopping points may be redeemed for product. Certain limitations apply and shopping points expire after one year. The value of unredeemed shopping points expected to be redeemed are recorded on the balance sheet as deferred revenue.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual period of the first fiscal year beginning after December 15, 2005 for small business issuers, as deferred by the Securities and Exchange Commission. This means that the Quest will be required to implement FAS No. 123(R) no later than the quarter beginning October 1, 2006. Quest currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. Quest anticipates adopting the modified prospective method of FAS No. 123(R) on October 1, 2006. The impact on Quest’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, Quest believes the adoption of FAS No. 123(R) will not have a material effect on Quest’s financial position and results of operations.

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

Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Quest adopted FAS No. 154 on October 1, 2005, and the adoption of this new accounting pronouncement did not result in a material impact on the Quest’s financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans (“plans”). Specifically, FAS 158 requires companies to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders’ equity. FAS 158 will be effective for the Company as of September 30, 2007 and applied prospectively. The provisions of FAS 158 are not expected to have any impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for the Company on October 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company’s financial statements.

Inflation

We do not expect the impact of inflation on operations to be significant.

Possible Reorganization

On or about November 3, 2006, we entered into a letter of intent (the “LOI”) with RxElite Holdings Inc. (“RxElite”). Under the terms of the LOI, the Company and RxElite agreed to negotiate in good faith a definitive agreement (the “Agreement”) pursuant to which we would acquire all of the issued and outstanding capital stock of RxElite (the “Acquisition”) and, in exchange, we would issue to the stockholders of RxElite an aggregate of approximately 62,000,000 shares, exact number of shares to be negotiated, of its common stock and warrants exercisable for 13,850,000 shares of common stock upon terms to be agreed. RxElite also intends to adopt a stock option plan whereby stock options could be granted that are exercisable for a number of shares of common stock equal to fifteen percent of our issued and outstanding common stock. The Board of Directors (the “Board”) and officers of RxElite would become the Board and officers of the Company following the closing of the Acquisition. We would also be required to spin-out or distribute all of our assets relating to its current business. The closing is anticipated to occur on or before January 30, 2007.

Prior to the closing of the Acquisition, we would be required to increase its authorized common stock to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. In addition, we would be required to reduce the number of our outstanding shares of common stock to approximately 4,500,000 shares immediately prior to the closing.

RxElite has provided us with $60,000 to pay out-of-pocket expenses incurred in connection with the Acquisition. If the Acquisition does not occur on or before January 30, 2007 because we are unwilling to proceed, then we are required to refund the entire $60,000. If the closing does not occur for whatever reasons other than those described in the prior sentence, then we will pay RxElite an amount equal to $60,000 less the amount of out-of-pocket expenses that we have incurred relating to the Acquisition.

During a period commencing upon execution of the LOI and continuing until January 30, 2007, we have agreed not to solicit or engage in discussions or negotiations in connection with any other merger or similar transaction involving the Company.

The LOI is non-binding with respect to the Acquisition terms and there can be no assurance that the Acquisition will occur, or that if it occurs, that it will be on the terms and conditions described above.

Risk Factors

In addition to the risks set forth above, we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

Because we have not proven our ability to generate a regular profit, an investment in Quest is risky. We do not have a proven track record of generating profits so it will be difficult for you to evaluate an investment in our stock. Our operations are subject to all risks inherent in the creation of a business and the marketing of new products, including the absence of a history of proven products which have been produced and sold over a significant period of time. We are continuing to establish many functions which are necessary to conduct business, including, managerial and administrative structure, marketing activities, financial systems, computer systems, website development and personnel recruitment. For the fiscal year ended September 30, 2006, we had net sales of $2,422,691 and net income of $192,703.

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

Our success is dependent on our ability to attract, maintain and motivate distributors. Our success depends in significant part upon our ability to attract, maintain, and motivate a large base of distributors who act as independent contractors. As of December 1, 2006, we had 38 distributors and 2,009 members who buy product from us but who do not act as distributors. No single distributor is responsible for ten percent or more of our revenues in any given quarterly period. However, we believe that we have a core group of between twelve and fourteen distributors who significantly influence and motivate our other distributors. The loss of any of our core distributors would likely result in the loss of additional distributors and could have a material adverse affect on our revenues and operations. In addition, our ability to attract distributors could be negatively affected by adverse publicity relating to our industry, our products, our operations or competition with competing businesses who may recruit our distributors. Because of the number of factors that impact the recruiting and retention of distributors, we cannot predict when or to what extent such increases or decreases in the number of distributors will occur.

If we lose the services of Mr. Craig Davis, it is unlikely that our business could continue. We require the services of Mr. Davis to continue to operate the business. Mr. Davis was previously working for the Company as an executive officer and director. Mr. Davis is now working for the Company as an independent contractor. There is intense competition for management and marketing personnel in our business. If we lost the services of Mr. Davis, it is questionable whether we would be able to find a replacement and it is likely our business would fail. There is no assurance that Mr. Davis will continue to work for us as an independent contractor.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

The Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information

None

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Set forth below is certain information concerning our directors and executive officers as of December 1, 2006.

Name	Age	Position	With the Company Since
Matthew Evans	34	President, Secretary & Treasurer	2006

______________

Matthew W. Evans. Mr. Evans was appointed to be an officer of the Company in October, 2006 and he became the sole director of the Company in November, 2006. Mr. Evans works for the Company on a part time basis. Mr. Evans is employed as a City Planner with the city of Mapleton, Utah (September 2002 - Present). He was previously employed as a City Planner of Provo, Utah (April 1997 - September 2002) and Riverton, Utah (February 1995-April 1997). He received a Bachelor of Science Degree in Geography from Utah State University in Logan, Utah, with emphasis in Rural Planning and Urban Geography, and also received a certificate in Urban and Regional Planning from the University of Utah. Mr. Evans holds no other directorships in reporting companies.

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

Our Board of Directors does not have a standing, audit, nominating or compensation committees. Given our size, it is not practicable to staff these committees. The Board of Directors, which includes each member of the Board who is then serving, participates in the consideration of director nominees. The Board of Directors is in the process of formulating a policy with regard to the consideration of director candidates recommended by security holders and the minimum qualifications of such candidates. It anticipates having such a policy in place before our next annual stockholders meeting. The members of the board of directors are also officers of the Company and are not considered “independent” as defined by Rule 4200(a) of the NASD’s Marketplace Rules. The Company believes that Ms. Hall, however, is independent under this rule.

The Board of Directors met on one occasion during the fiscal year ended September 30, 2005. It also acted by written consents of the Board during this period.

Security Holder Communication

Stockholders who would like to send communications to the Board of Directors may do so by submitting such communications to them at contactus@questgrp.net. The Board of Director’s current policy is to disseminate emails received at this email address to all members of the Board of Directors. In the event that the number of emails (including spam) received at such email address becomes unmanageable, then the Board of Directors may change its policy and/or procedure with respect to security holder communication. The Board of Directors suggests, but does not require, that such submissions include the name and contact information of the security holder making the submission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations of the Securities and Exchange Commission promulgated there under, require our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and provide us with copies of such reports. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended September 30, 2006 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.

Item 10. Executive Compensation

The table below sets forth certain information concerning compensation we paid to our president (chief executive officer) and all other executive officers with annual compensation in excess of $100,000, determined for the year ended September 30, 2006 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Awards		Payouts
Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Other Annual Compensation($)	Restricted Stock Awards ($)	Stock Options/ SAR(#)	LTIP Payouts($)	All Other Compensation ($)
Craig Davis,	2004	96,000	—	—	—	—	—	—
President and Director	2005	96,000	—	—	—	—	—	—
	2006	96,000	—	—	—	—	—	—

(1) Does not include Mr. Matthew Evans who was appointed as the sole officer and director of the Company in October, 2006, after the end of the last fiscal year as further described below.

Compensation of Directors

We paid no cash fees or other consideration to our directors for service as directors during the last three fiscal years. We have made no agreements regarding future compensation of directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the Board of Directors.

Employment Agreement

We terminated our employment agreement with Craig Davis in connection with his resignation as a director and officer of the Company and his retention as a consultant for the Company. We have executed an employment agreement with Mr. Evans which provides for employment for a six month term and a salary of $15,000 as payment for services during the six month period.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as otherwise noted, the following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 1, 2006, for: (i) each person who is known by us to beneficially own more than five percent of the our common stock, (ii) each of our directors, (iii) our Named Executive Officer, and (iv) all directors and executive officers as a group. As of December 1, 2006, we had 10,259,000 shares of common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Total	Position
Matthew Evans (2)(3)	1,000	*	President, Treasurer & Secretary
Executive Officers and Directors as a Group (one persons)	1,000	*
Craig A. Davis (2)	1,025,000	9.9%
Teresa Fackrell (2)	996,000	9.7%
Bateman Dynasty, LC (4) 1065 W. 1150 S. Provo, Utah 84601	5,373,000	52.4%
Sales Team Automation, LLC (5) 1335 West 1650 North, Suite C Springville, Utah 84663	1,005,000	9.8%

* Less than 1%.

______________

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as our address.

(2) Ten days after the date this Form 14f-1 is mailed to stockholders and filed with the Securities and Exchange Commission (the “Effective Date”), Mr. Davis’ and Ms. Fackrell’s resignations as directors and Mr. Evans appointment as the sole director of the Company will become effective.

(3) These shares are owned by Mr. Evan’s spouse.

(4) These shares are owned by Bateman Dynasty, LC, a private limited liability company owned by the Bateman Dynasty Trust, of which Brenda M. Hall is the trustee and Mr. Lynn Bateman’s grandchildren are the beneficiaries. Mr. Bateman is the sole manager of the Bateman Dynasty, LC which is deemed to have sole voting and dispositive powers with respect to these shares.

(5) Of these shares, 1,000,000 are owned by Sales Team Automation, LLC and 5,000 of these shares are owned by an affiliate of Sales Team Automation, LLC.

Preferred Stock

We had outstanding 1,000,000 shares of Series A Convertible Preferred Stock. This stock was converted into common stock on a one-for-two basis in September, 2004.

                We had outstanding 259,000 shares of Series B Convertible Preferred Stock. Between August 4, 2004 and December 31, 2005, all of these shares were converted into common stock. We currently have no shares of Series B Convertible Preferred Stock outstanding.

Changes in Control

We are not aware of any arrangements which may, at a subsequent date, result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no securities authorized for issuance under equity compensation plans.

Item 12. Certain Relationships and Related Transactions

In October 2001 and February 2002, the Company entered into a Revolving Loan and Security Agreements (the “McKinley Revolving Loans”) with McKinley Enterprises Inc. Profit Sharing Plan and Trust (“McKinley”). Under the terms of the agreements, McKinley agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $103,000. The loan and accrued interest were repaid in full on July 8, 2006.

In September 2001, the Company entered into a Revolving Loan and Security Agreement (the “Bateman Revolving Loan”) with Bateman Dynasty, LC, a Utah limited liability company (“Bateman”) and a stockholder of the Company. Under the terms of the agreement, Bateman lent the Company approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where the Company has pre-tax income in excess of $20,000 and the Company is not indebted under the McKinley Revolving Loans and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. The Company entered into this type of arrangement because, at the time, these were the best terms that it was able to negotiate for such capital. When monthly net sales are less than $100,000, the $5,000 minimum payment accrues and is indicated on the balance sheet as “Related party fee payment payable”. During the year ended September 30, 2006, the Company paid $75,000 to Bateman under this arrangement.

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

Reports on Form 8-K

None

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2006 and 2005 were $19,296 and $14,084, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2006 and 2005 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2006 and 2005 were $2038 and $746, respectively.

All Other Fees

The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended September 30, 2006 and 2005 were $0 and $0, respectively.

Audit Committee

The Company’s Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 8, 2006	QUEST GROUP INTERNATIONAL, INC. (Registrant) By /s/ Matthew Evans Matthew Evans President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew Evans Matthew Evans	President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	December 8, 2006

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3(i).1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3(i).1 of the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).
3(i).2	Certificate of Designation (Incorporated by reference to Exhibit 3(i).2 of the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).
3(i).3	Certificate of Amendment to the Certificate of Designation (Incorporated by reference to Exhibit 3(i).3 of the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).
3(ii).1	Bylaws (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).
10.1

Revolving Loan and Security Agreement by and between the Company and Bateman Dynasty, LC, dated September 1, 2001 (Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

10.2

Amendment No. 1 to the Revolving Loan and Security Agreement by and between the Company and Bateman Dynasty, LC, dated February 1, 2002 (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).

10.3	Employment Agreement with Matthew Evans, effective October 23, 2006
10.4	Consulting Agreement with Craig Davis, effective October 23, 2006
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-KSB for the period ended September 30, 2003).
31.1	Certification by Matthew Evans under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Matthew Evans under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew Evans pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QUEST GROUP INTERNATIONAL, INC.

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-4

Statements of Income	F-5

Statements of Stockholders’ Equity	F-6

Statements of Cash Flows	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors of

Quest Group International, Inc.

We have audited the accompanying balance sheets of Quest Group International, Inc., as of September 30, 2006 and 2005, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Group International, Inc., as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

JONES SIMKINS, P.C.

Logan, Utah

November 16, 2006

QUEST GROUP INTERNATIONAL, INC.
BALANCE SHEETS
September 30, 2006 and 2005

ASSETS	2006	2005

Current assets:
Cash	$228,558	233,325
Accounts receivable	34,312	25,719
Inventories	105,180	122,842
Prepaid income taxes	14,500	—
Current portion of deferred tax asset	—	10,000

Total current assets	382,550	391,886

Property and equipment, net	18,035	10,848
Deposits	1,150	1,150

Total assets	$401,735	403,884

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$40,194	19,806
Accrued expenses	64,538	115,340
Related party fee payment payable	10,000	5,000
Notes payable	—	173,000
Deferred revenue	2,349	787

Total current liabilities	117,081	313,933

Deferred tax liability	2,000	—

Total liabilities	119,081	313,933

Commitments and contingencies

Stockholders' equity:
Series A preferred stock, $.001 par value, 1,000,000
shares designated, no shares issued and outstanding	—	—
Series B preferred stock, $.001 par value, 500,000
shares designated, 0 and 5,000 shares issued and
outstanding, respectively	—	5
Common stock, $.001 par value, 50,000,000 shares
authorized, 10,259,000 and 10,254,000 shares issued
and outstanding, respectively	10,259	10,254
Additional paid-in capital	105,541	105,541
Retained earnings (deficit)	166,854	(25,849)

Total stockholders' equity	282,654	89,951

Total liabilities and stockholders' equity	$401,735	403,884

QUEST GROUP INTERNATIONAL, INC.
STATEMENTS OF INCOME
Years Ended September 30, 2006 and 2005

	2006	2005

Sales, net	$2,422,691	1,943,721

Cost of goods sold	759,481	560,150

Gross profit	1,663,210	1,383,571

Selling, general and administrative expenses	(1,411,659)	(1,152,742)

Income from operations	251,551	230,829

Other income (expense):
Interest income	6,465	373
Interest expense	(8,313)	(12,114)

Net other expense	(1,848)	(11,741)

Income before income taxes	249,703	219,088

Provision for income taxes	57,000	77,000

Net income	$192,703	142,088

Income per common share - basic and diluted	$0.02	0.01

Weighted average common shares - basic and diluted	10,257,000	10,243,000

QUEST GROUP INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended September 30, 2006 and 2005

	Series A		Series B				Additional	Retained
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at October 1, 2004	—	$—	62,000	$62	10,197,000	$10,197	$105,541	$(167,937)	$(52,137)

Conversion of Series B preferred
stock to common stock	—	—	(57,000)	(57)	57,000	57	—	—	—

Net income	—	—	—	—	—	—	—	142,088	142,088

Balance at September 30, 2005	—	—	5,000	5	10,254,000	10,254	105,541	(25,849)	89,951

Conversion of Series B preferred
stock to common stock	—	—	(5,000)	(5)	5,000	5	—	—	—

Net income	—	—	—	—	—	—	—	192,703	192,703

Balance at September 30, 2006	—	$—	—	$—	10,259,000	$10,259	$105,541	$166,854	$282,654

QUEST GROUP INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
Years Ended September 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$192,703	142,088
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	5,970	3,704
Deferred income taxes	12,000	77,000
(Increase) decrease in:
Accounts receivable	(8,593)	24,950
Inventories	17,662	(51,218)
Prepaid income taxes	(14,500)	—
Deposits	—	196
Increase (decrease) in:
Accounts payable	20,388	(9,975)
Accrued expenses	(50,802)	45,074
Related party fee payment payable	5,000	(150,000)
Deferred revenue	1,562	448

Net cash provided by operating activities	181,390	82,267

Cash flows from investing activities:
Purchase of property and equipment	(13,157)	(5,579)

Net cash used in investing activities	(13,157)	(5,579)

Cash flows from financing activities:
Proceeds from note payable	—	100,000
Principal payments on notes payable	(173,000)	(30,000)

Net cash provided by (used in) financing activities	(173,000)	70,000

Net increase (decrease) in cash	(4,767)	146,688

Cash, beginning of year	233,325	86,637

Cash, end of year	$228,558	233,325

QUEST GROUP INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006 and 2005

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Quest Group International, Inc. (the Company) was organized under the laws of the State of Nevada on August 14, 2001. The Company’s business activity involves the marketing and distribution of nutritional supplements. The Company sells its products through independent distributors primarily in Japan and the United States.

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

QUEST GROUP INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006 and 2005

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

Property and equipment consists of office equipment with a cost of $31,678 and $18,520 and accumulated depreciation of $13,643 and $7,672 as of September 30, 2006 and 2005, respectively.

Deferred Revenue

The Company has a customer loyalty program which rewards customers with “Shopping Points” based on purchases of certain products. Shopping points may be redeemed for product. Certain limitations apply and shopping points expire after one year. The value of unredeemed shopping points expected to be redeemed are recorded on the balance sheet as deferred revenue.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to accruals and depreciation of property and equipment.

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

QUEST GROUP INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006 and 2005

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Independent distributors are able to earn financial benefits (retail commissions and group development bonuses) if certain monthly minimum sales qualifications are met. These financial benefits are recognized in the same period that the products are shipped to the independent distributors. Commissions payable at September 30, 2006 and 2005 were approximately $50,000 and $62,000, respectively, and are included in accrued expenses on the balance sheet.

Enrollment fees paid by independent distributors are recognized as revenue when the fee is paid.

Shipping and Handling Costs

The Company classifies shipping and handling costs as selling expenses in the statement of income. Shipping and handling costs totaled approximately $311,000 and $213,000 for 2006 and 2005, respectively.

Research and Development

Research and development costs are expensed as incurred.

Advertising

Advertising costs are charged to expense when they first take place. Advertising costs for 2006 and 2005 were approximately $56,000 and $22,000, respectively.

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

Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at September 30, 2006 and 2005.

QUEST GROUP INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006 and 2005

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist primarily of receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers. and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations.

The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans (“plans”). Specifically, FAS 158 requires companies to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders’ equity. FAS 158 will be effective for the Company as of September 30, 2007 and applied prospectively. The provisions of FAS 158 are not expected to have any impact on the Company’s financial statements.

QUEST GROUP INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006 and 2005

Note 1 – Organization and Summary of Significant Accounting Policies(continued)

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for the Company on October 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company’s financial statements.

Note 2 – Related Party Fee Payment Payable

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

Information related to the fee payments and override bonus payments are as follows:

                                             2006               2005
                                             ----               ----
         Fee payments:
              Payable                    $     10,000            5,000
                                         ============       ==========
              Expense                    $     60,000           60,000
                                         ============       ==========

         Override bonus payments:
              Payable                    $          -                -
                                         ============       ==========
              Expense                    $          -                -
                                         ============       ==========

QUEST GROUP INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006 and 2005

Note 3 – Notes Payable

Notes payable at September 30, 2006 and 2005 consisted of:

                                                                                2006                    2005
                                                                                ----                    ----
         Notes payable to McKinley Enterprises, Inc.
          Profit Sharing Plan and Trust, principal and accrued
          interest was due and payable on April 18, 2006, with
          interest at 10%, secured by all Company assets.                  $          -                103,000

         Note payable to Dassity, Inc., principal and accrued
          interest was due and payable on or after April 6, 2006,
          with interest at 4%, unsecured.                                             -                 70,000
                                                                           ------------            -----------
                                                                           $          -                173,000
                                                                           ============            ===========

Accrued interest at September 30, 2006 and 2005 was approximately $0 and $40,000, respectively, and is included in accrued expenses on the balance sheets.

Note 4 – Income Taxes

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

                                                                                2006                    2005
                                                                                ----                    ----

         Provision for income taxes at statutory rate                      $     50,000                 77,000
         State taxes, net of federal benefit                                      7,000                      -
                                                                           ------------            -----------
                                                                           $     57,000                 77,000
                                                                           ============            ===========

The income tax provision consists of the following:

                                                                                2006                    2005
                                                                                ----                    ----

         Current                                                           $     45,000                 77,000
         Deferred                                                                12,000                      -
                                                                           ------------            -----------
         Provision for income taxes                                        $     57,000                 77,000
                                                                           ============            ===========

QUEST GROUP INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006 and 2005

Note 4 – Income Taxes (continued)

Deferred tax assets (liabilities) are comprised of the following:

                                                                                2006                    2005
                                                                                ----                    ----

         Net operating loss carryforwards                                  $          -                 11,000
         Related party fee payment payable                                        3,000                  2,000
         Property and equipment                                                  (5,000)                (3,000)
                                                                           ------------            -----------
                                                                                 (2,000)                10,000

         Valuation allowance                                                          -                      -
                                                                           ------------            -----------
                                                                           $     (2,000)                10,000
                                                                           ============            ===========

As of September 30, 2006 and 2005, the Company had net operating loss carryforwards of approximately $0 and $35,000. These carryforwards begin to expire in 2021. If substantial changes in the Company’s ownership should occur there would be an annual limitation of the amount of net operating loss carryforwards which could be utilized. Also, the ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events that cannot be determined.

Note 5 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are approximately as follows:

                                                                                2006                    2005
                                                                                ----                    ----

         Interest                                                          $     48,000                      -
                                                                           ============            ===========
         Income taxes                                                      $     59,500                      -
                                                                           ============            ===========

Shareholders of 5,000 and 57,000 shares of Series B Preferred stock elected to convert their shares to common stock during the years end September 30, 2006 and 2005, respectively.

Note 6 – Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a par value of $.001, and established two series of preferred shares designated as: Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, consisting of 1,000,000 shares and 500,000 shares designated, respectively.

QUEST GROUP INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006 and 2005

Note 6 – Preferred Stock (continued)

The Convertible Preferred Stock has the following rights and privileges:

Series A Convertible Preferred Stock

o	The holders of the shares are entitled to one hundred (100) votes for each share held.
o	Upon the liquidation of the Company, the holders of the shares will rank equally with the holders of common shares and Series B shares.
o	The holders of the shares are not entitled to dividends.
o	The shares are convertible at the option of the holder at any time into common shares, at a conversion rate of one share of Series A Convertible Preferred Stock for two shares of common stock.

Series B Convertible Preferred Stock

o	The holders of the shares are entitled to one (1) vote for each share held.
o	Upon the liquidation of the Company, the holders of the shares will rank equally with the holders of common shares and Series A shares.
o	The holders of the shares are not entitled to dividends.
o	The shares are convertible at the option of the holder at any time into common shares, at a conversion rate of one share of Series B Convertible Preferred Stock for one share of common stock.

Note 7 – Geographic Sales Information

The Company’s sales by geographic area were approximately as follows:

                                                                                2006                    2005
                                                                                ----                    ----

         Japan                                                             $  2,375,000              1,900,000
         United States                                                           48,000                 43,000
                                                                           ------------            -----------
                                                                           $  2,423,000              1,943,000
                                                                           ============            ===========

Note 8 – Commitments

Employment Agreements

The Company has entered into an annual employment agreement with Craig Davis, the Company’s president. The agreement is subject to automatic renewal for successive one year periods unless notice of termination is given by either party within thirty days of the expiration of the then current term. His employment agreement provides that he shall receive (i) an annual salary of $96,000, (ii) increases in his annual salary if and when the Company reaches targeted sales amounts, (iii) bonuses in an amount equal to 1.2% of monthly net sales, provided that the Company has monthly pre-tax income in excess of $10,000 and the Company is not indebted under its current loan arrangements, and (iv) may participate in other benefits offered generally to employees. The employment agreement also provides for a six-month non-compete time period.

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

Subsequent to year-end, these agreements were terminated and new agreements were signed (see Note 10).

QUEST GROUP INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006 and 2005

Note 9 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, payables and notes payable. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the notes bear interest at market interest rates.

Note 10 – Subsequent Events

Changes in Management

On October 23, 2006, Craig Davis, the Company’s principal executive officer, president, principal financial and accounting officer, and principal operating officer, and Teresa Fackrell, the Company’s secretary and treasurer, resigned from all positions of employment with the Company. In addition, Mr. Davis and Ms. Fackrell, who are the only members of the Company’s board of directors, resigned from their positions as directors of the Company. These resignations were not as a result of any disagreement relating to the Company’s operations, policies, or practices.

The Company appointed Mr. Mathew Evans as its President, Secretary and Treasurer. Mr. Evans will also be appointed as the Company’s sole director effective immediately prior to the resignations of Mr. Davis and Ms. Fackrell. In addition, the number of directors comprising the Company’s board of directors was fixed at one by board resolution. The Company has executed an employment agreement with Mr. Evans. Under the employment agreement, Mr. Evans will be working for the Company on a part-time basis, for a six month term, and will receive compensation in the amount of $15,000 for services rendered during the term. In the event the Company terminates the employment agreement prior to the expiration of the six month term, Mr. Evans will be entitled to payment of the full $15,000.

Also, effective October 23, 2006, the Company retained Mr. Davis and Ms. Fackrell as consultants. Under the arrangements, the consultants will continue to do substantially all of the tasks related to managing the ongoing operations of the Company. In consideration for these services, Mr. Davis will be paid $11,300 per month for a minimum of six months and Ms. Fackrell will be paid $7,535 per month for a minimum of six months. The Company can terminate these consulting arrangements at any time, subject to paying the consultants the above identified consulting fees for a six month period. In connection with the consulting arrangements, the Company and the consultants mutually released each other for all obligations under the employment agreements to which the consultants were parties.

Letter of Intent

In November 2006, the Company entered into a letter of intent (the LOI) with RxElite Holdings, Inc. (RxElite). Under the terms of the LOI, the Company and RxElite agreed to negotiate a definitive agreement pursuant to which the Company would acquire all of the issued and outstanding capital stock of RxElite in exchange for approximately 62,000,000 shares of common stock and warrants exercisable for approximately 13,850,000 shares of common stock. The Board of Directors and officers of RxElite would become the Board of Directors and officers of the Company and all of the assets of the Company would be distributed or spun-out. The closing is anticipated to occur on or before January 30, 2007.