Form 10QSB
period 2006-12-31
QUEST GROUP INTERNATIONAL INC
filed 2007-02-14
CIK 1174228

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2006

Commission File Number 0-26694

QUEST GROUP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0681500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

967 W. Center, Orem, Utah 84057

(Address of principal executive offices)

(801) 765-1301

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. . Yes x No¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 9, 2007
Common Stock, $.001 par value	10,259,000 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Unaudited Condensed Balance Sheets	3
As of December 31, 2006 and September 30, 2006

Unaudited Condensed Statements of Operations	4

For the three month periods ended December 31, 2006 and December 31, 2005

Unaudited Condensed Statements of Cash Flows	5
For the three month periods ended December 31, 2006 and December 31, 2005

Notes to Unaudited Condensed Financial Statements	6

Item 2: Management’s Discussion and Analysis or Plan of Operation	7

Item 3: Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	12

Item 2: Unregistered Sales of Securities and Use of Proceeds	12

Item 3: Defaults upon Senior Securities	12

Item 4: Submission of Matters to a Vote of Security Holders	12

Item 5: Other Information	12

Item 6: Exhibits	12

Signatures	13

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

QUEST GROUP INTERNATIONAL, INC.
BALANCE SHEETS

	December 31,	September 30,
	2006	2006
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$241,177	228,558
Accounts receivable	46,870	34,312
Inventories	129,709	105,180
Prepaid expenses	11,300	-
Prepaid income taxes	12,500	14,500

Total current assets	441,556	382,550

Property and equipment, net	16,318	18,035
Deposits	1,150	1,150

Total assets	$459,024	401,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,488	40,194
Accrued expenses	60,014	64,538
Advances on acquisition costs	53,179	-
Related party fee payment payable	-	10,000
Deferred revenue	94	2,349

Total current liabilities	141,775	117,081

Deferred tax liability	5,000	2,000

Total liabilities	146,775	119,081

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $.001 par value, 1,000,000
shares designated, no shares issued and outstanding	-	-
Series B preferred stock, $.001 par value, 500,000
shares designated, no shares issued or outstanding
Common stock, $.001 par value, 50,000,000 shares
authorized, 10,259,000 shares issued and outstanding	10,259	10,259
Additional paid-in capital	105,541	105,541
Retained earnings	196,449	166,854

Total stockholders’ equity	312,249	282,654

Total liabilities and stockholders’ equity	$459,024	401,735

QUEST GROUP INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF INCOME
Three Months Ended December 31, 2006 and 2005

	2006	2005

Sales, net	$617,358	653,131

Cost of goods sold	188,426	191,959

Gross profit	428,932	461,172

Selling, general, and administrative expenses	396,735	354,320

Income from operations	32,197	106,852

Interest income	2,398	890
Interest expense	-	(3,120)

Income before income taxes	34,595	104,622

Provision for income taxes	5,000	20,000

Net income	$29,595	84,622

Net income per common shares - basic and diluted	$0.00	0.01

Weighted average common shares - basic and diluted	10,259,000	10,254,000

QUEST GROUP INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$29,595	84,622
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	1,717	962
Deferred income taxes	3,000	(10,000)
(Increase) decrease in:
Accounts receivable	(12,558)	(64,311)
Inventories	(24,529)	26,422
Prepaid expenses	(11,300)	-
Prepaid income taxes	2,000	-
Increase (decrease) in:
Accounts payable	(11,706)	30,965
Accrued expenses	(4,524)	23,514
Advances on acquisition costs	53,179	-
Income taxes payable	-	30,000
Related party fee payment payable	(10,000)	10,000
Deferred revenue	(2,255)	(27)

Net cash provided by operating activities	12,619	132,147

Cash flows from investing activities:
Purchase of property and equipment	-	(2,172)

Net cash used in investing activities	-	(2,172)

Cash flows from financing activities:
Payments on notes payable	-	(40,000)

Net cash used in financing activities	-	(40,000)

Net increase in cash	12,619	89,975

Cash, beginning of period	228,558	233,325

Cash, end of period	$241,177	323,300

QUEST GROUP INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements of Quest Group International, Inc. (the Company) have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB previously filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the expected results for the full year ended September 30, 2007.

Note 2 - Capital Stock

The Company has established a series of preferred stock with a total of 5,000,000 authorized shares and a par value of $.001, and one series of common stock with a par value of $.001 and 50,000,000 shares authorized.

Note 3 – Advances on Acquisition Costs

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

Pursuant to the acquisition, RxElite advanced $60,000 to the Company to be used for acquisition costs. As of December 31, 2006 the Company has spent approximately $7,000 for legal and consulting services which has been included in selling, general, and administrative expenses.

On January 31, 2007, the LOI expired. The Company, after discussion with RxElite, elected not to renew the LOI. The Company is considering various alternatives. However, there are currently no arrangements, agreements or understandings with respect to any acquisition transaction and the Company may or may not pursue an acquisition strategy in the future.

Note 4 - Additional Footnotes Included by Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB previously filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s condensed results of operations and financial condition. The discussion should be read in conjunction with the financial statements included in our annual report on Form 10-KSB, and notes thereto.

Overview

We develop and distribute a line of nutritional products that we call the NeoSource products. The NeoSource product line is comprised of seven products. These products are grouped into several different combinations and in sets of four each called Product Sets. Product Sets are discounted approximately 10% from the single unit price. Our net sales for the three months ended December 31, 2006 breakdown approximately as follows:

•	63.2% of net sales are generated from sales of Product Sets.
•	16.7% of net sales are generated from sales of individual products.
•	8.7% of net sales are generated from sales of miscellaneous other products.
•	0% from enrollment fees, which fees include payment for distributor kits.
•	11.4% of our net sales are generated from shipping fees.

Our products are nutritional supplements. Our products are not intended to diagnose, treat, cure or prevent any disease. Our products have not been evaluated by the Food and Drug Administration. We have not conducted product testing to determine whether the products are effective for the intended use.

Financial Position

We had $241,177 in cash as of December 31, 2006, as compared to $228,558 in cash at September 30, 2006. Working capital as of December 31, 2006 was $299,781 as compared to working capital of $265,469 as of September 30, 2006. The increase in working capital was primarily due to an increase in cash on hand as a result of earnings and the $60,000 non-refundable advance from RxElite.

Three Months Ended December 31, 2006 and 2005

During the three months ended December 31, 2006, we had net sales of $617,358 and our cost of goods sold was $188,426, compared to net sales of $653,131 and costs of goods sold of $191,959 for the comparable period from the prior year. The decrease in net sales was the result of Marketing efforts to acquire new customers were less productive resulting in fewer new customer orders. Approximately 97% of the 2006 revenues were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. During these periods our revenues were approximately comprised of the following components:

	3 Months Ended December 31, 2006	3 Months Ended December 31, 2005
Product sales	$546,730	$581,483
Revenues from distributors’ enrollment fees, which includes kits	0	50
Shipping and handling fees	70,628	71,598

During the three months ended December 31, 2006, our selling, general and administrative expenses were $396,735 compared with expenses of $354,320 for the comparable period from the prior year. The increase SG&A expenses were are result of Professional fees related to the RxElite acquisition. As a percentage of sales, SG&A expenses during the three months ending December 31, 2006 were 64.3% compared with 54.2% for the comparable period from the prior year. During these periods our selling, general and administrative expenses were approximately comprised of the following components:

	3 Months Ended December 31, 2006	3 Months Ended December 31, 2005
Commissions	$154,696	$162,645
Salaries and Wages	38,180	59,954
Contract Labor	8,952	9,487
Fee Payment Expense	30,000	15,000
Professional Fees	90,670	30,609
Travel	11,603	15,858
Rent	5,025	2,925
Bank Service charges	15,415	13,054
Payroll taxes and fees	6,748	7,614
Miscellaneous	35,446	37,174

During the three months ended December 31, 2006, our interest income was $2,398, compared to $890 in interest income and $3,120 in interest expense for the comparable period from the prior year. The interest expense was comprised primarily of interest on outstanding revolving loans.

We realized net income of $29,595 for the three months ended December 31, 2006, compared to a net income of $84,622 for the comparable period from the prior year.

Liquidity and Capital Resources

We realized a net income of $29,595 during the three months ended December 31, 2006. To date, we have financed our operations principally through product revenues, funds borrowed under revolving loan arrangements, and private placements of equity securities. Specifically, during the three months ended December 31, 2006, we generated $12,619 in net cash from operating activities and no cash from investing or financing activities. As of December 31, 2006, we had $241,177 in cash, $441,556 in current assets, $141,775 in current liabilities and working capital of $299,781. At December 31, 2006, we had not committed to spend any material funds on capital expenditures.

In September 2001, the Company entered into a Revolving Loan and Security Agreement (the “Bateman Revolving Loan”) with Bateman Dynasty, LC, a Utah limited liability company (“Bateman”) and a stockholder of the Company. Under the terms of the agreement, Bateman lent the Company approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where the Company has pre-tax income in excess of $20,000 and the Company is not indebted under the McKinley Revolving Loans and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. The Company entered into this type of arrangement because, at the time, these were the best terms that it was able to negotiate for such capital. When monthly net sales are less than $100,000, the $5,000 minimum payment accrues and is indicated on the balance sheet as “Related party fee payment payable”. During the three months ended December 31, 2006, the Company paid $30,000 to Bateman under this arrangement.

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

Termination of Arrangements with RxElite

In November 2006, we entered into an LOI with RxElite. Under the terms of the LOI, the Company and RxElite agreed to negotiate a definitive agreement pursuant to which we would acquire all of the issued and outstanding capital stock of RxElite in exchange for approximately 62,000,000 shares of common stock and warrants exercisable for approximately 13,850,000 shares of common stock. The Board of Directors and officers of RxElite would become the Board of Directors and officers of the Company and all of the assets of the Company would be distributed or spun-out.

On January 31, 2007, the LOI expired. The Company, after discussion with RxElite, elected not to renew the LOI. We are considering various alternatives. However, there are currently no arrangements, agreements or understandings with respect to any acquisition transaction and we may or may not pursue an acquisition strategy in the future.

Forward-Looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this Form 10-QSB, including the statements under “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-QSB regarding our strategy, future operations, financial position, projected costs, projected revenues, prospects, plans and objectives of management, are forward-looking statements. When used in this Form 10-QSB, in our press releases or other public or stockholder communications, or in oral statements made with the approval of our executive officers, the words or phrases “would be,” “intends to,” “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”, although not all forward-looking statements contain such identifying words.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. We disclose important factors that could cause our actual results to differ materially from our expectations under the caption “Risk Factors” in our Annual Report on Form 10-KSB, including but not limited to our history of losses, working capital deficit, need for additional funds to execute our business plan, dependence on our distributors, and the risk of product demand, economic conditions, competitive products, changes in the regulation of our industry and other risks. As a result, our actual results for future periods could differ materially from those anticipated or projected.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibit Index

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3(i).1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3(i).1 of the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).
3(i).2	Certificate of Designation (Incorporated by reference to Exhibit 3(i).2 of the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).
3(i).3	Certificate of Amendment to the Certificate of Designation (Incorporated by reference to Exhibit 3(i).3 of the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).
3(ii).1	Bylaws (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).
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

10.3	Employment Agreement with Matthew Evans, effective October 23, 2006 (Incorporated by reference to Exhibit 10.3 of the Company’s annual report on Form 10-KSB, dated September 30, 2006).
10.4	Consulting Agreement with Craig Davis, effective October 23, 2006 (Incorporated by reference to Exhibit 10.4 of the Company’s annual report on Form 10-KSB, dated September 30, 2006).
31.1	Certification by Matthew Evans under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Matthew Evans under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mathew Evans pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 9, 2007	QUEST GROUP INTERNATIONAL, INC. By /s/ Matthew Evans Matthew Evans President, Principal Executive Officer, Principal Financial Officer, Director