Form 10QSB
period 2007-03-31
QUEST GROUP INTERNATIONAL INC
filed 2007-05-09
CIK 1174228

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 4, 2007
Common Stock, $.001 par value	73,259,000 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Unaudited Condensed Balance Sheets	3
As of December 31, 2006 and March 31, 2007

Unaudited Condensed Statements of Operations	4

For the three and six month periods ended March 31, 2006 and March 31, 2007

Unaudited Condensed Statements of Cash Flows	5
For the six months ended March 31, 2006 and March 31, 2007

Notes to Unaudited Condensed Financial Statements	6

Item 2: Management’s Discussion and Analysis or Plan of Operation	7

Item 3: Controls and Procedures	11

PART II – OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders	12

Item 6: Exhibits	12

Signatures	13

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

QUEST GROUP INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	September 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$333,825	228,558
Accounts receivable	67,975	34,312
Inventories	79,233	105,180
Prepaid income taxes	2,877	14,500

Total current assets	483,910	382,550

Property and equipment, net	15,976	18,035
Deposits	1,150	1,150

Total assets	$501,036	401,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,828	40,194
Accrued expenses	102,365	64,538
Related party fee payment payable	10,000	10,000
Deferred revenue	734	2,349

Total current liabilities	150,927	117,081

Deferred tax liability	1,000	2,000

Total liabilities	151,927	119,081

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $.001 par value, 1,000,000
shares designated, no shares issued and outstanding	-	-
Series B preferred stock, $.001 par value, 500,000
shares designated, no shares issued and outstanding	-	-
Common stock, $.001 par value, 150,000,000 and
50,000,000 shares authorized, respectively,
10,259,000 shares issued and outstanding	10,259	10,259
Additional paid-in capital	105,541	105,541
Retained earnings	233,309	166,854

Total stockholders’ equity	349,109	282,654

Total liabilities and stockholders’ equity	$501,036	401,735

QUEST GROUP INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Sales, net	$580,256	574,183	1,197,614	1,227,314

Cost of goods sold	192,073	180,553	380,499	372,512

Gross profit	388,183	393,630	817,115	854,802

Selling, general, and
administrative expenses	388,854	329,387	785,589	683,707

Income (loss) from operations	(671)	64,243	31,526	171,095

Interest income	2,507	1,590	4,905	2,480
Interest expense	-	(2,768)	-	(5,888)
Other income	40,024	-	40,024	-

Income before income taxes	41,860	63,065	76,455	167,687

Provision for income taxes	5,000	15,600	10,000	35,600

Net income	$36,860	47,465	66,455	132,087

Net income per common share -
basic and diluted	$0.00	0.00	0.01	0.01

Weighted average common
shares - basic and diluted	10,259,000	10,258,000	10,259,000	10,256,000

QUEST GROUP INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$66,455	132,087
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	3,559	2,203
Deferred income taxes	(1,000)	11,000
(Increase) decrease in:
Accounts receivable	(33,663)	(1,814)
Inventories	25,947	24,519
Prepaid expenses	11,623	(2,000)
Increase (decrease) in:
Accounts payable	(2,366)	4,562
Accrued expenses	37,827	(3,668)
Deferred revenue	(1,615)	-

Net cash provided by operating activities	106,767	166,889

Cash flows from investing activities:
Purchase of property and equipment	(1,500)	(8,357)

Net cash used in investing activities	(1,500)	(8,357)

Cash flows from financing activities:
Payments on notes payable	-	(60,000)

Net cash used in financing activities	-	(60,000)

Net increase in cash	105,267	98,532

Cash, beginning of period	228,558	233,325

Cash, end of period	$333,825	331,857

QUEST GROUP INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2007 and 2006

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

Note 2 – Capital Stock

The Company has established a series of preferred stock with a total of 5,000,000 authorized shares and a par value of $.001, and one series of common stock with a par value of $.001 and 150,000,000 shares authorized.

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

Pursuant to the acquisition, RxElite advanced $60,000 to the Company to be used for acquisition costs. As of March 31, 2007 the Company has spent $19,976 for legal and consulting services related to this possible acquisition. On January 31, 2007, the LOI expired and the Company, after discussion with RxElite, elected not to renew the LOI. The remaining $40,024 advanced by RxElite pursuant to the acquisition was recognized as other income.

Note 4 – Additional Footnotes Included by Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB previously filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 5 – Subsequent Event

On April 27, 2007, the Company entered into a stock subscription agreement to sell 63,000,000 shares of common stock at a purchase price of $.001 per share. As part of the subscription agreement the Company will raise at least $20,000,000 from the sale of common stock at a purchase price of at least $.50 per share on or before May 31, 2007. Certificates evidencing the subscribed shares will not be delivered until and unless the subsequent funding has been completed. In the event the subsequent funding is not completed on or before May 31, 2007, then the Company may purchase the shares subscribed for herein for a purchase price of $.00001 per share.

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

Overview

We develop and distribute a line of nutritional products that we call the NeoSource products. The NeoSource product line is comprised of seven products. These products are grouped into several different combinations and in sets of four each called Product Sets. Product Sets are discounted approximately 10% from the single unit price. Our net sales for the six months ended March 31, 2007 breakdown approximately as follows:

•	64.5% of net sales are generated from sales of Product Sets.
•	16.2% of net sales are generated from sales of individual products.
•	7.8% of net sales are generated from sales of miscellaneous other products.
•	0% from enrollment fees, which fees include payment for distributor kits.
•	11.5% of our net sales are generated from shipping fees.

Our products are nutritional supplements. Our products are not intended to diagnose, treat, cure or prevent any disease. Our products have not been evaluated by the Food and Drug Administration. We have not conducted product testing to determine whether the products are effective for the intended use.

Financial Position

We had $333,825 in cash as of March 31, 2007, as compared to $228,558 in cash at September 30, 2006. Working capital as of March 31, 2007 was $332,983 as compared to working capital of $265,469 as of September 30, 2006. The increase in working capital was primarily due to an increase in cash on hand as a result of earnings and the $60,000 non-refundable advance from RxElite.

Three and Six Months Ended March 31, 2007 and 2006

During the three and six months ended March 31, 2007, we had net sales of $580,256 and $1,197,614, respectively, and our cost of goods sold was $192,073 and $380,499, respectively. Approximately 96% of these revenues were generated from purchasers in Japan and the remaining revenues were generated from purchasers in the U.S. During these periods our revenues were approximately comprised of the following components:

	3 Months Ended March 31, 2007	6 Months Ended March 31, 2007
Product Sales	514,200	1,060,930
Revenues from distributors’ enrollment fees, which includes kits	0	0
Shipping and handling fees	66,056	136,684

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

	3 Months Ended March 31, 2006	6 Months Ended March 31, 2006
Product Sales	504,716	1,086,199
Revenues from distributors’ enrollment fees, which includes kits	50	100
Shipping and handling fees	69,417	141,015

During the three and six months ended March 31, 2007, our selling, general and administrative expenses were $388,854 and $785,589, respectively. During these periods our general and administrative expenses were approximately comprised of the following components:

	3 Months Ended March 31, 2007	6 Months Ended March 31, 2007
Commissions	148,686	303,382
Salaries and Wages	24,299	62,479
Contract Labor	11,385	20,337
Fee Payment Expense	30,000	60,000
Professional Fees	90,520	181,190
Travel	21,845	33,448
Rent	4,875	9,900
Bank Service charges	14,034	29,449
Payroll taxes and fees	3,169	9,917
Miscellaneous	40,041	75,487

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

During the three and six months ended March 31, 2007, our interest income was $2,507 and $4,905, respectively, compared to $1,590 and $2,480 for the comparable periods from the prior year. This income is primarily from increased funds on deposit.

During the three and six months ended March 31, 2007, we had no interest expense, compared to interest expense of $2,768 and $5,888, respectively, during the prior year. The 2006 expenses were comprised primarily of interest on outstanding revolving loans.

During the three and six months ended March 31, 2007, we had other income of $40,024 and we had no other income during the prior year. The 2007 other income related to a non-refundable retainer paid by RxElite in connection with a proposed acquisition.

Liquidity and Capital Resources

We realized a net income of $66,455 during the six months ended March 31, 2007. To date, we have financed our operations principally through product revenues, funds borrowed under revolving loan arrangements, and private placements of equity securities. Specifically, during the six months ended March 31, 2007, we generated $106,767 in net cash from operating activities, used $1,500 in cash in investing, and generated no cash from financing activities. As of March 31, 2007, we had $333,825 in cash, $483,910 in current assets, $150,927 in current liabilities, and working capital of $332,983. At March 31, 2007, we had not committed to spend any material funds on capital expenditures.

In September 2001, the Company entered into a Revolving Loan and Security Agreement (the “Bateman Revolving Loan”) with Bateman Dynasty, LC, a Utah limited liability company (“Bateman”) and a stockholder of the Company. Under the terms of the agreement, Bateman lent the Company approximately $50,000. This amount was subsequently repaid with interest at the rate of ten percent per annum. As additional consideration to lend the funds, Bateman (i) is entitled to quarterly payments equal to two percent of net sales in perpetuity during periods where the Company has pre-tax income in excess of $20,000 and the Company is not indebted under the McKinley Revolving Loans and (ii) is entitled to payments in perpetuity equal to (a) $5,000 per month which payment is due only when monthly net sales exceeds $100,000, (b) $10,000 per month in any month in which net sales exceed $200,000, and (c) $20,000 per month in any month in which net sales exceed $1,000,000. The effect of this arrangement will be to increase our costs in perpetuity by the stated amounts. The Company entered into this type of arrangement because, at the time, these were the best terms that it was able to negotiate for such capital. When monthly net sales are less than $100,000, the $5,000 minimum payment accrues and is indicated on the balance sheet as “Related party fee payment payable”. During the six months ended March 31, 2007, the Company paid $30,000 to Bateman under this arrangement.

On April 27, 2007, the Company entered into a stock subscription agreement to sell 63,000,000 shares of common stock at a purchase price of $.001 per share. As part of the subscription agreement the Company will raise at least $20,000,000 from the sale of common stock at a purchase price of at least $.50 per share on or before May 31, 2007. Certificates evidencing the subscribed shares will not be delivered until and unless the subsequent funding has been completed. In the event the subsequent funding is not completed on or before May 31, 2007, then the Company may purchase the shares subscribed for herein for a purchase price of $.00001 per share.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25,

Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual period of the first fiscal year beginning after December 15, 2005 for small business issuers, as deferred by the Securities and Exchange Commission. Effective October 1, 2006, Quest adopted FAS No. 123(R) using the modified prospective method. The adoption of FAS No. 123(R) did not have any effect on Quest’s financial position and results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

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

Item 3. Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended March 31, 2007, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security holders.

We held our annual meeting of shareholders on March 26, 2007. At this meeting the shareholders considered two matters. First, one director nominee, Mathew Evans, was submitted to the shareholders for approval. Next, shareholders considered a proposal to amend to the Company’s Articles of Incorporation to increase the total authorized shares of common stock of the Company from 50,000,000 shares to 150,000,000 shares, par value $.001. The shareholders elected Mathew Evans by a vote of 8,390,000 for and 0 withheld authority. The shareholders also approved the proposed amendment to the Articles of Incorporation by a vote of 8,390,000 for, 0 shares voted against, and 0 shares withheld authority to vote for the proposal.

Item 6. Exhibits.

(a)	Exhibit Index

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3(i).1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3(i).1 of the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).
3(i).2	Certificate of Designation (Incorporated by reference to Exhibit 3(i).2 of the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).
3(i).3	Certificate of Amendment to the Certificate of Designation (Incorporated by reference to Exhibit 3(i).3 of the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).
3(i).4	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3(i).1 of the Company’s Current Report on Form 8-K, dated April 27, 2007).
3(ii).1	Bylaws (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628).
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

10.3	Employment Agreement with Mathew Evans, effective October 23, 2006 (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB, dated September 30, 2006).
10.4	Consulting Agreement with Craig Davis, effective October 23, 2006 (Incorporated by reference to Exhibit 10.4 of the Company’s annual report on Form 10-KSB, dated September 30, 2006).
10.5	Form of Subscription Agreement, dated April 27, 2007, by and between the Company and the nine subscribers who acquired 63,000,000 shares of the Company’s common stock on April 27, 2007.
31.1	Certification by Mathew Evans under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Mathew Evans under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mathew Evans pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 7, 2007	QUEST GROUP INTERNATIONAL, INC. By /s/ Mathew Evans Mathew Evans President, Principal Executive Officer, Principal Financial Officer, Director