Form 10QSB
period 2007-06-30
QUEST GROUP INTERNATIONAL INC
filed 2007-08-14
CIK 1174228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      To

Commission file number 333-139982

Quest Group International, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	87-0681500
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18 Technology, Suite 130
Irvine, CA 92618
(Address of Principal Executive Offices)

(949) 336-7111
(Issuer’s Telephone Number, Including Area Code)

Quest Group International, Inc.
967 W. Center,
Orem, Utah 84057
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑ No

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑

          As of August 8, 2007 there were 106,500,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
     Yes ☐ No ☑

Quest Group International, Inc.
INDEX

302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer and Chief Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

Quest Group International, Inc.
(a corporation in the development stage)
Condensed Balance Sheets

	June 30, 2007	September 30, 2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$15,623,946
Prepaid expenses	64,518
Assets of discontinued operations	-	401,735
Total current assets	15,688,464	401,735

Deposits	27,388
Property and equipment	18,976

Total assets	$15,734,828	$401,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	269,850
Liabilities of discontinued operations	-	119,081

Total current liabilities	269,850	119,081

Commitments and contingencies	-	-

Stockholders’ Equity
Series A preferred stock, $.001 par value, 1,000,000 shares designated, no shares issued and outstanding	-	-

Series B preferred stock, $.001 par value, 500,000 shares designated, no shares issued and outstanding	-	-

Common stock, $.001 par value, 150,000,000 and 50,000,000 shares authorized, respectively, 114,259,000 and 10,259,000 shares issued respectively, and 106,500,000 and 10,259,000 shares outstanding respectively	114,259	10,259

Additional paid-in capital	18,457,859	105,541
Treasury stock, at cost 7,759,000 and zero shares of common stock, respectively	(750,000)	-
Retained earnings (accumulated deficit)	(2,357,140)	166,854

Total stockholders’ equity	15,464,978	282,654

Total liabilities and stockholders’ equity	15,734,828	401,735

See Notes to Condensed Financial Statements.

Quest Group International, Inc.
(a corporation in the development stage)
Condensed Statements of Operations (unaudited)

	Three Months Ended June 30, 2007		Nine Months Ended June 30, 2007
	2007	2006	2007	2006

Operating Expenses
Accounting	$31,250	$-	$31,250	$-
Compensation	65,575	-	65,575	-
Consulting - related party	60,000	-	60,000	-
In-process research and development	2,150,000	-	2,150,000	-
Insurance	10,680	-	10,680	-
Legal	111,924	-	111,924	-
Other expenses	11,111	-	11,111	-
Share-based compensation	13,485	-	13,485	-
Total operating expenses	2,454,025	-	2,454,025	-

Other income and (expense)
Interest income	73,310	-	73,310	-
Interest expense	(12,625)	-	(12,625)	-
Total other income and expense	60,685	-	60,685	-

Loss from continuing operations	(2,393,340)	-	(2,393,340)	-

Income (loss) from discontinued operations, net of income tax of $0, $30,400, $0 and $66,000, respectively	(2,118)	57,381	62,337	189,468
Loss on disposition of discontinued operations, net of income tax	(192,991)	-	(192,991)	-

Net income (loss)	$(2,588,449)	$57,381	$(2,523,994)	$189,468

Net income (loss) per common share - basic and diluted
From continuing operations	$(0.03)	$-	$(0.08)	$-
Income (loss) from discontinued operations	-	0.01	0.01	-
Loss on disposition of discontinued operations	(0.01)	-	(0.01)	0.02
	$(0.04)	$0.01	$(0.08)	$0.02

Weighted average common shares - basic and diluted	71,765,440	10,259,000	30,761,147	10,257,000

See Notes to Condensed Financial Statements

QUEST GROUP INTERNATIONAL, INC.
(a corporation in the development stage)
Condensed Statement of Stockholders' Equity (unaudited)
For the Nine Months Ended June 30, 2007

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings (Deficit)	Total
	Shares	Amount		Shares	Cost
Balance at October 1, 2006	10,259,000	$10,259	$105,541	-	$-	$166,854	$282,654

Private placement April 27, 2007, 63,000,000 common shares at $0.001 per share	63,000,000	63,000	-	-	-	-	63,000

Private placement May 16, 2007, 40,000,000 common shares at $0.50 per share	40,000,000	40,000	19,960,000	-	-	-	20,000,000

Private placement May 30 and June 25, 2007, 1,000,000 common shares at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000

Private placement fees, reorganization costs and related registration costs, including fair value of warrants	-	-	(5,589,631)	-	-	-	(5,589,631)

Share-based compensation	-	-	13,485	-	-	-	13,485

Fair value of warrants issued in connection with private placements	-	-	3,469,464	-	-	-	3,469,464

Repurchase of 7,759,000 common shares, May 2007	-	-	-	(7,759,000)	(750,000)	-	(750,000)

Net loss for nine months ended June 30, 2007	-	-	-	-	-	(2,523,994)	(2,523,994)

Balance at June 30, 2007	114,259,000	$114,259	$18,457,859	(7,759,000)	$(750,000)	$(2,357,140)	$15,464,978

See Notes to Condensed Financial Statements

Quest Group International, Inc.
(a corporation in the development stage)
Condensed Statements of Cash Flows (unaudited)
Nine Months Ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,523,994)	$189,468
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Income) or loss from and loss on sale of discontinued operations - net of taxes	130,654	(189,468)
Share-based compensation	13,485
Changes in operating assets and liabilities:
Prepaid expenses	(64,518)	-
Accounts payable and accrued expenses	269,850	-
Net cash used in continuing operating activities	(2,174,523)	-
Net cash provided by discontinued operating activities	91,405	249,459
Net cash (used in) provided by operating activities	(2,083,118)	249,459

Cash flow from investing activities:
Purchase of property and equipment	(18,976)	-
Lease deposit	(27,388)	-
Net cash used in continuing investing activities	(46,364)	-
Net cash used in discontinued investing activities	(1,500)	(9,157)
Net cash used in investing activities	(47,864)	(9,157)

Cash flows from financing activities:
Private placements of common shares	20,563,000	-
Private placement offering costs	(2,120,167)	-
Proceeds of note receivable	125,000	-
Repayment of note receivable	(125,000)	-
Redemption of treasury stock	(750,000)	-
Net cash provided by continuing financing activities	17,692,833	-
Net cash used in discontinued financing activities	-	(90,000)
Net cash provided by (used in) financing activities	17,692,833	(90,000)

Net increase in cash	15,561,851	150,302
Cash transferred to discontinued operations	(166,463)	-
Cash, beginning of period	228,558	233,325
Cash, end of period	$15,623,946	$383,627

Supplemental disclosure of cash flow information
Cash paid for -
Income taxes	$-	$-
Interest	$12,625	$-

See Notes to Condensed Financial Statements

QUEST GROUP INTERNATIONAL, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements of Quest Group International, Inc. (the “Company”) have been prepared by management in accordance with the instructions in Form 10-QSB and do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form SB-2 previously filed with the Securities and Exchange Commission. These statements include all adjustments which are necessary for a fair presentation. The interim results of operations are not necessarily indicative of the expected results for the full year ended September 30, 2007.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three and nine months ended June 30, 2007 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three and nine months ended June 30, 2007. There were no dilutive securities for the three and nine months ended June 30, 2007. At June 30, 2007, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 15,774,000 shares.

Adoption of new accounting policies:

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards. Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005.

Note 2 - Change of Business

Since the Company’s inception on August 14, 2001, it has been primarily engaged in the sale of nutritional products. Beginning May 16, 2007, the Company entered into a plan of reorganization including a series of private placements, a change in directors and management, redemption of common shares of prior controlling shareholders, sale of its nutritional products business, and began to pursue a new business plan as a development-stage company in the biotechnology and pharmaceuticals industry with a focus on nuclear receptor target therapeutics for cancer.

Note 3 - Private Placements of Common Stock and Warrants

On April 27, 2007, the Company entered into subscription agreements with nine accredited investors to sell 63,000,000 shares of common stock for $63,000, or $.001 per share which closed on May 16, 2007.

On May 11, 2007, the Company issued a Confidential Private Offering Memorandum to raise between $20 million and $23 million from the issuance of common stock to accredited investors, at a per share price of $.50 (the “Offering”), which closed on June 25, 2007.

The Company engaged Hunter World Markets, Inc. (“Hunter”) as placement agent for the Offering and agreed to pay Hunter a commission of up to 10% of the amount raised and to issue to Hunter a warrant to purchase up to 30% of the number of shares of common stock sold through the offering, at an exercise price of $1.00 per share, for a term of six years. Pursuant to the Subscription Agreement with the investor, the Company issued additional shares of common stock or rights to acquire common stock (with certain exceptions) for less than $0.50 per share within one year from the effective date of the registration statement (subject to adjustment for splits, recapitalizations, reorganization), then the investors shall have the right to purchase, at a price equal to the common stock par value, such number of shares so that the effective purchase price per share payable by the subscriber shall be the same per share purchase price of the dilutive shares. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the issued shares no later than 45 days after the initial closing. Hunter also receives the same aforementioned registration rights and price protection.  The Company timely filed its registration statement within the required period, and such registration statement became effective July 18, 2007.

In connection with the Offering, Hunter loaned the Company $125,000 at an interest rate of 6% per annum. This loan, the accrued interest and a loan fee of $12,500 was paid from the proceeds of the private placement that occurred on May 16, 2007

On May 16, 2007, and under the terms of the Offering, the Company entered into subscription agreements with four accredited investors (the “Purchasers”) in which the Company issued and sold 40,000,000 shares of common stock for $.50 per share, for an aggregate purchase price of $20 million (the “Private Placement”). Hunter received a fee of $2 million and a warrant to purchase 12,000,000 shares of the Company’s common stock, at an exercise price of $1.00 per share. This warrant is exercisable commencing February 18, 2008 and expires on May 17, 2013 and was valued at $3,384,237, based on a Black-Scholes model valuation using the following assumptions: expected volatility of 75%, expected dividends of 0%, expected term of 6 years, and risk free interest rate of 4.64%. The value of the warrant was recorded in additional paid-in capital.

On May 30, 2007, and under the terms of the Offering, the Company entered into a subscription agreement with an affiliate of one of its executive officers to sell 500,000 shares of common stock for $.50 per share, for an aggregate purchase price of $250,000. This subscription agreement does not provide share registration rights. In a separate agreement, the officer has agreed to restrict the sale of all 500,000 of his shares for 18 months.

On June 25, 2007, and under the terms of the Offering, the Company entered into a subscription agreement with an affiliate of another one of its executive officers to sell 500,000 shares of common stock for $.50 per share, for an aggregate purchase price of $250,000. This subscription agreement does not provide share registration rights. The same officer acquired 2,000,000 shares in the April 14, 2007 private placement as described above. In a separate agreement, the executive officer and his affiliate have agreed to restrict the sale of all 2,500,000 of his shares for 18 months.

In connection with the sale of securities on May 30, 2007 and June 25, 2007, Hunter received a fee of $12,500 and a 6-year warrant to purchase 300,000 shares of common stock exercisable at $1.00 per share, valued at $85,227, based on a Black-Scholes model valuation using the following assumptions: expected volatility of 75%, expected dividends of 0%, expected term of 6 years, and risk free interest rate of 5.01%. The value of the warrant was recorded in additional paid-in capital..

At June 30, 2007, there were warrants to purchase 12,300,000 shares of common stock outstanding.

Note 4 - Company Shares Repurchased

In connection with the Offering, certain Company shareholders canceled a total of 7,759,000 shares of common stock in consideration of $750,000. The transaction has been accounted for as the acquisition of Treasury Stock by the Company.

Note 5 - License Agreement

On May 11, 2007, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which the Company acquired an exclusive, worldwide sublicense (with the right to grant further sublicenses) to certain compounds and technology for all human and veterinary use, in order to research, develop and commercialize the compounds. The indications for the lead compounds are acute myeloid, solid cancers (lung and breast) and chemotherapy-induced nuetropenia. The Company paid Vitae out of the net proceeds from the Private Placement $2.15 million, comprised of an upfront license fee of $2.1 million and $50,000 for its inventory of the licensed compounds. The Company also agreed to issue 6,650,652 shares of common stock upon reaching the first to occur of a) the first acceptance of an Investigational New Drug Application by the United States Food and Drug Administration for a licensed product containing any licensed compound other than one defined compound (the “Excluded Compound”), or b) the date that the first patient is dosed in a clinical trial a licensed product containing the Excluded Compound. The Company will also be required to pay, on Vitae’s behalf, the existing licensors additional milestone payments if it reaches FDA marketing approval for a product containing a licensed compound.

In addition to the aforementioned fees and milestone payments, the Company agreed to pay the original licensor of the compounds and Vitae specified revenue percentages of the Company’s net sales of products based on the licensed technology. The percentages vary from product to product, but when combined may total as much as 12% of the Company’s net sales. The Company must meet certain development milestones under the original license agreements with the existing licensors in order to maintain the rights to the licensed products.

The acquired assets at the date of acquisition were determined to be in the research and development stage (the pre-clinical discovery stage). The primary compounds underlying the patents and licenses are to be used in ongoing research and development activities and are not determined to have any alternative future uses. Accordingly, pursuant to the provisions of Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs, and FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, the Company has charged the costs of the acquired assets to expense.

Note 6 - Disposition of Discontinued Operations

On June 7, 2007, the Company executed an asset purchase agreement with Quest Group, LLC (the “Buyer”), a Utah limited liability company. The asset purchase agreement is dated as of May 31, 2007. Craig Davis, the former Chief Executive Officer and director of the Company, is the President of the Buyer.

Pursuant to the asset purchase agreement, the Company agreed to dispose and sell all of its assets which relate to the business line of selling nutritional products to independent distributors and customers (the “Nutritional Business”). Under the asset purchase agreement, the Company agreed to sell all assets related to the Nutritional Business “AS IS”, in their present condition as of May 31, 2007 without making any warranty of any kind.

The Buyer also assumed and agreed to pay or perform all outstanding liabilities and obligations of the Company as of May 31, 2007 and all other liabilities and obligations that relate directly to the Nutritional Business.

Subject to the foregoing, the Company used its outstanding cash balance as of May 15, 2007 and all proceeds related to the Nutritional Business received through May 31, 2007 to pay and reduce all assumed liabilities.

The Company and the Buyer also acknowledged and agreed that Craig Davis will continue to manage the Nutritional Business through May 31, 2007 and that he will be authorized to collect receivables and pay liabilities of the Nutritional Business in a manner that is consistent with the terms of the asset purchase agreement.

The Company recognized a loss of $192,991 on the sale of these discontinued operations.

As a result of the sale of the Nutritional Business, the balance sheet as of May 31, 2007 and September 30, 2006 and the statements of income and cash flows for the eight months ended May 31, 2007 and nine months ended June 30, 2006 have been restated to record the necessary adjustments required to reflect the assets, liabilities, and operations of the Nutritional Business as discontinued operations. Assets and liabilities of the Nutritional Business included as assets or liabilities related to discontinued operations in the accompanying balance sheets as of May 31, 2007 and September 30, 2006, consisted of the following:

	May 31,	September 30,
	2007	2006
	(Unaudited)	(Audited)

Current assets:
Cash	$166,463	$228,558
Accounts receivable	41,938	34,312
Inventories	142,177	105,180
Other Prepaids	1,100	—
Prepaid income taxes	2,877	14,500

Total current assets	354,555	382,550

Property and equipment, net	14,747	18,035
Deposits	1,150	1,150

Total assets related to discontinued operations	$370,452	$401,735

Current liabilities:
Accounts payable	$94,308	$40,194
Accrued expenses	81,118	64,538
Related party fee payment payable	—	10,000
Deferred revenue	1,035	2,349

Total current liabilities	176,461	117,081

Deferred tax liability	1,000	2,000

Total liabilities related to discontinued operations	$177,461	$119,081

Summarized results of operations for the Nutritional Business included as income from discontinued operations, net of tax, in the accompanying statements of income for the eight months ended May 31, 2007 and nine months ended June 30, 2006, were as follows:

	2007	2006

Sales, net	$1,588,734	$1,883,126

Cost of goods sold	505,291	582,991

Gross profit	1,083,443	1,300,135

Selling, general and administrative expenses	1,058,103	1,040,668

Income from operations	25,340	259,467

Other income (expense):
Interest income	6,973	4,314
Interest expense	-	(8,313)
Other income	40,024	-

Net other income (expense)	46,997	(3,999)

Income (loss) before income taxes	72,337	255,468

Provision for income taxes	10,000	66,000

Net income	$62,337	$189,468

In connection with the disposal of the nutritional products business line, the Company executed a termination agreement with Bateman Dynasty, LC, a shareholder of the Company, on July 20, 2007, pursuant to which the Company’s obligations under a Revolving Loan and Security Agreement dated September 1, 2001, as amended on February 1, 2002, were terminated, and all promissory notes issued in connection with the Loan Agreement were cancelled, effective immediately.

In accordance with the Termination Agreement, the Company paid to Bateman, and Bateman accepted, a sum of $184,631 as payment in full of all promissory notes, all accrued and unpaid interest and any payments, liquidated damages and other amounts owed to Bateman under the Loan Agreement and the Notes. The Termination Agreement further releases the Company and its affiliates from any claims arising from the Loan Agreement. The Company did not incur any material early termination penalties.

Summarized cash flow information for the Nutritional Business included as net cash used in discontinued investing activities and net cash used in discontinued financing activities in the accompanying statements of cash flows for the eight months ended May 31, 2007 and the nine months ended June 30, 2006, were as follows:

	2007	2006
Cash flows from investing activities:
Purchase of property and equipment	$(1,500)	$(9,157)

Net cash used in investing activities	(1,500)	(9,157)

Cash flows from financing activities:
Principal payments on notes payable	-	(90,000)

Net cash used in financing activities	$-	$(90,000)

Note 7 - Consulting Agreement - Related Party

On May 1, 2007, the Company entered into a consulting agreement with a stockholder to provide consulting services relating to strategic planning, investor relations and corporate governance for a monthly fee of $30,000, plus reimbursement of expenses, for a six-month period ending on October 31, 2007. The consulting agreement provides for automatic extensions at the end of each six-month term, unless terminated by either party at least 30 days prior to the end of such term.

Note 8 - Employment Agreements and Stock Compensation Plan

On May 31, 2007 the Company entered into the following employment agreements with its two key employees:
Employee	Title	Term	Annual Base Salary	Stock Compensation
Harin Padma-Nathan	Chief Executive Officer	5 years	$200,000	3,474,000 common shares at $1.00 per share
Rosh Chandraratna	Chief Scientific Officer	5 years	$250,000	None yet granted

On May 31, 2007, in connection with the employment agreement of Dr. Harin Padma-Nathan as Chief Executive Officer, the Company issued options to purchase 3,474,000 common shares of the Company for an exercise price of $1.00 per share. The option shares vest in equal installments every 90 days from the date of the agreement for each year during the term of five years until they have been fully vested. The option shares expire in five years from the date of grant.

In 2007, the Company adopted a stock compensation plan, the 2007 Stock Compensation Plan, pursuant to which it is authorized to grant options, restricted stock and stock appreciation rights to purchase up to 15,000,000 shares of common stock to the Company’s employees, officers, directors, consultants and advisors. Awards under the plan may consist of stock options (both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and stock appreciation rights.

The 2007 Stock Plan is administered by the Company’s Board of Directors or a committee appointed by the Board, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

The 2007 Stock Plan provides that the exercise price of each incentive stock option may not be less than the fair market value of the Company’s common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding common stock). The exercise price of a non-qualified stock option shall be no less than the fair market value of the common stock on the date of grant.

At June 30, 2007 there were 3,474,000 option shares issued and outstanding.

Note - 9 Share Based Payments

Pursuant to the provisions of Statement of Financial Accounting Standards No. 123R Share Based Payment: (SFAS 123R), and SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107) the cost resulting from all share-based payment transactions (including, but not limited to grants of employee options, and warrants to purchase the Company’s common stock) shall be recognized in the statement of operations based on their fair values.

The fair value of each option award and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:
	Options	Warrants
Expected Volatility	75%	75%
Expected Dividends	0.0%	0.0%
Expected term, in years	4.0	6.0
Risk-free rate	4.87%	4.64%-5.01%
Fair market value per share	$0.22	$0.28

The fair value of the option grant to the employee on May 31, 2007 is $750,000 which resulted in a charge to compensation expense in the amount of $13,485 for the three months ended June 30, 2007. All of the 3,474,000 shares under option are unvested at June 30, 2007.

The fair value of the warrant grants to the private placement agent on May 16, 2007 and June 25 is $3,469,000 which resulted in an addition to paid-in capital upon the issuance of the warrants, and a corresponding reduction of paid-in capital as costs incurred in connection with the private placements of common stock.

Note 10 - Lease Commitment

The Company entered into a three year lease of approximately 2,960 sq. ft. for premises located in Irvine, California in which it will conduct operations commencing July 15, 2007 and ending July 31, 2008. The base rent is $4,096 per month through July 31, 2007, $4,243 per month through July 31, 2008, and $4,389 per month thereafter.

Note 11 - Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $1,049,000 at June 30, 2007. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be realized, the Company has recorded a full valuation allowance at June 30, 2007. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Note - 12 Subsequent Events

On July 20, 2007, the Board of Directors of the Company authorized the issuance of a warrant to Investor Media Group (“IMG”) to purchase up to 100,000 shares of the Company’s common stock, pursuant to a consulting agreement, as amended, dated July 12, 2007 between the Company and IMG. The agreement provides that IMG shall provide investor relations services to the Company for a period of six months beginning July 9, 2007 and ending January 8, 2008 for a monthly fee of $5,000. The warrant is divided into 4 tranches as follows:

Tranche	Number of Shares	Vesting Date	Strike Price
1	25,000	Immediately	$1.50
2	25,000	October 9, 2007	$1.50
3	25,000	January 10, 2008	$2.00
4	25,000	April 10, 2008	$2.00

The shares of common stock in the third and fourth tranches will not vest in the event either party gives the other party a thirty-day written notice of termination of the consulting agreement prior to January 8, 2008. The estimated fair value of the warrant grant is $21,300 on the date of grant using the Black-Scholes option pricing model and will result in a charge to investor relations expenses ratably over the six month term of the consulting agreement.

On July 20, 2007, the Company’s Board of Directors authorized the issuance of options to purchase 200,000 shares of common stock at $1.00 per share to Sharyar Baradaran, for his services as a non-employee director. The fair value of the option grant is $43,200 estimated on the date of grant using the Black-Scholes option pricing model and will result in a charge to consulting expenses ratably over the five year vesting period of the option.

On July 20, 2007, the Company’s Board of Directors authorized the issuance of 50,000 shares of common stock (the “Consulting Shares”) to Paul Ketteridge, in consideration for his consulting services. The shares have a fair value of $.50 per share, or $25,000 and will be charged to expense over the consulting period. The consulting services will include advising the Company regarding compliance with Food and Drug Administration and other agency regulations, assisting the Company in obtaining regulatory approval for Company products, and advising the Company regarding new government regulations.  To the extent that Mr. Ketteridge provides less than 330 hours of service during the two-year term of the consulting arrangement, the Consulting Shares will be subject to forfeiture on a pro-rata basis. The Company also issued to Mr. Ketteridge an option to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, 25,000 shares of which will vest upon receipt of the approval of the investigational new drug application for compounds by the Food and Drug Administration, and the remaining 25,000 shares of which will vest on the second year anniversary of the consulting agreement with Mr. Ketteridge. The fair value of the option award is $10,800 on the date of grant using the Black-Scholes option pricing model and will result in a charge to cosulting expense ratably over the two year term of the consulting agreement and upon reaching the defined milestone.

The fair value of each option award, warrant grant, and share grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Assumptions
Expected Volatility	75%
Expected Dividends	0.0%
Expected term, in years	4.0 - 5.5
Risk-free rate	4.90%
Fair market value per share	$0.20-$0.23

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Since our inception in 2001, we have been in the business of selling nutritional products. In connection with sales of our securities in April 2007 and May 2007, we have begun to pursue a new business plan in the pharmaceuticals industry.

On April 27, 2007, we sold 63,000,000 shares of our common stock for $63,000, or $.001 per share. As a result of this sale of securities, a new board of directors was elected and a new management team was appointed.

On or about May 16, 2007, we raised approximately $20,000,000 from a small group of accredited investors from the sale of 40,000,000 shares of common stock at a price of $.50 per share in a private placement offering. Hunter World Markets, Inc. acted as the exclusive placement agent in the private placement offering, and received a fee of $2,000,000 (10% of the gross proceeds) and a warrant to purchase 12,000,000 shares of the Company’s common stock, which is exercisable at $1.00 per share, commencing February 18, 2008 and expiring May 16, 2013. The private placement provides price protection to the accredited investors for one year from the effective date of the SB-2 registration statement (July 18, 2007) for the 40,000,000 shares issued sold in the offering. If the Company issues additional shares at a price less than $.50 per share for financing purposes, then the accredited investors may purchase, at par value, such additional number of shares so that their effective purchase price per share is the same per share purchase price of the additional shares sold.

In connection with the private offering, stockholders who had acquired our common stock prior to April 27, 2007 canceled an aggregate of 7,759,000 shares of common stock in consideration for an aggregate amount of $750,000. In connection with the private placement offering, Hunter World loaned us $125,000 at an interest rate of 6% per annum. This loan together with accrued interest and a loan fee of $12,500 was repaid from the proceeds of the private placement.

In connection with the private placement offering, on or about May 30, 2007, we issued and sold to the Baradaran Revocable Trust 500,000 shares of our common stock for $0.50 per share, for an aggregate purchase price of $250,000. On or about June 25, 2007, we issued and sold to City National Bank, Trustee FBO Harin Padma-Nathan, 500,000 shares of common stock for $0.50 per share, for an aggregate purchase price of $250,000. In connection with the sale of these securities, Hunter World Markets received a placement agent fee of $12,500 and 6-year warrants to purchase 300,000 shares of common stock, exercisable at $1.00 per share

On May 11, 2007, we entered into a license agreement with Vitae, pursuant to which we acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and technology for all human and veterinary use. The indications for the lead compounds are acute myeloid leukemia, solid cancers (lung and breast) and chemotherapy-induced neutropenia (low white cell count).

We currently do not conduct any business other than planning and preliminary development activities relating to our nuclear receptor target therapeutics.

Plan of Operation

Since our inception on August 14, 2001, we have been primarily engaged in the sale of nutritional products. Beginning May 16, 2007, we have begun to pursue a new business plan in the pharmaceuticals industry. Our prior history is not indicative of the new business. We expect to incur significant research, development and administrative expenses before any of our products from our new business can be launched and revenues generated.

During the quarter ended June 30, 2007, our activities consisted principally of completing the acquisition and transfer of the patents, patent applications, compounds and related materials pursuant to the license agreement with Vitae and in securing leased premises in which to conduct our research and development activities.

For the three month period ended June 30, 2007, we incurred a loss of $2,393,340, primarily attributable to in-process research and development and costs related to the registration of securities pursuant to the private placement of common stock on May 16, 2007. We also incurred a loss of $2,118 from discontinued operations and a loss of $192,991 on disposition of discontinued operations.

We believe that the total aggregate amount of $20,500,000 raised in the recent private placement offering provides us with sufficient funds for clinical development and operations through May 2009. We believe that the intellectual property and compounds we have licensed from Vitae has significant potential in leading to individualized cancer therapies and the company will focus on these therapies. These therapies would function under the following biological processes. Retinoids and rexinoids are small molecule hormones that elicit their biological effects by binding to and regulating the function of two distinct families of nuclear receptors, the Retinoic Acid Receptors (RARs) and Retinoid X Receptors (RXRs), respectively. Each family consists of three distinct subtypes which separately mediate a broad range of physiological functions including cell differentiation, proliferation and apoptosis, bone and cartilage formation and lipid metabolism. Although this biology enables the potential therapeutic application of the retinoid and rexinoid classes of drugs in many diseases, the currently used, non-selective compounds are not suitable because of complicating toxic effects. A next generation of retinoid and rexinoid drugs that have receptor subtype and functional selectivity are required to unlock the full therapeutic value of these compounds. The portfolio of compounds acquired through the license agreement with Vitae has been developed for this receptor and functional selectivity and contains three lead “next generation” compounds. We plan to implement research and development of these three lead compounds, which are in the preclinical discovery stage.

The first compound will enter a phase 2 study for the treatment of acute leukemia. Based on patent protection which specifically covers it as a new chemical entity (NCE), this compound has a generic competition-free product life until 2020.

The second lead compound will be tested for safety in humans followed by efficacy studies in some of the most common cancers, including lung and breast cancer. This compound is in the phase 1 stage of clinical development and the initial study will characterize its safety, pharmacokinetics and pharmacology in advanced cancer patients. Based on patent protection which covers it as a NCE, this compound has a generic competition-free product life until 2015. Additional patents for specific methods or use of this compound could extend the product life of the compound until 2026.

The third lead compound is in phase 2 trials for a topical formulation of this compound, and phase 1 trials for treatment of treating chemotherapy-induced neutropenia (low white cell count). This program is intended to evaluate and develop a lead compound as therapy to reduce the toxicity of chemotherapy; in particular, diminish the risk of infection as consequence of reduction in white blood cell count. Two patents cover this compound as a NCE and provide a product life free of generic competition till 2016. However, another patent covers the method of use of this compound in treating chemotherapy-induced neutropenia, and this patent, if issued, will extend the product life of this compound till 2026.

Preclinical pharmacology studies, including extensive studies in animal models, using the above lead compounds as well as other compounds from our library have identified alternate therapeutic targets for retinoids and rexinoids including the following:

•	Spinal fusion

•	Osteoarthritis

•	Hypertriglyceridemia

•	Diabetes

Development activities in these areas are outsourced and are at the preclinical discovery stage.

We currently have 7 employees, 2 of which are part time. We do not expect significant changes in the number of our employees over the next year.

Revenues

We had no revenues related to our new pharmaceuticals business

We sold the nutritional products business in May 2007. We do not expect to generate any operating revenues during the fiscal year ending September 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had $15,623,946 of cash and cash equivalents on hand. The Company has no significant capital expenditure requirements as of June 30, 2007.

We believe that available cash resources are likely to be sufficient to meet anticipated working capital requirements through May 2009.   However, we may seek additional funding for possible acquisitions, expansion of existing operations or other purposes, or to the extent that our operations do not generate sufficient levels of profitability and cash flow. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all.

 Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to this company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Based on the limited number of employees, the Company is unable to segregate accounting procedures over financial activities to provide adequate internal controls.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward Looking and Cautionary Statements

This Form 10QSB contains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this prospectus.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statement you read in this prospectus reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy, and liquidity. All subsequent forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this prospectus, which would cause actual results to differ before making an investment decision. We are under no duty to update any of these forward-looking statements after the date of this prospectus or to conform these statements to actual results.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our consolidated financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On or about April 27, 2007, the Company entered into subscription agreements with nine accredited investors. Under the terms of the subscription agreements the subscribers purchased 63,000,000 shares of the Company’s common stock for $63,000, or $.001 per share. The Company believes that the investors in this transaction acquired the common stock with personal funds. The issuance of these securities was exempt from registration under Rule 506 of Regulation D and Sections 4(2) and 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with these transactions.

On May 16, 2007, the Company also issued to four institutional investors 40,000,000 shares of common stock for an aggregate purchase price of $20,000,000. Hunter World Markets, Inc. acted as the exclusive placement agent in the transaction, and received a fee of $2,000,000 (10% of the gross proceeds) and a warrant to purchase 12,000,000 shares of the common stock. The issuances of the shares to the institutional investors and Hunter World Markets, Inc. were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company did not use any general solicitation or general advertising in connection with these sales. Each purchaser represented that it was acquiring the shares for investment purposes only and the Company placed appropriate restrictions on transfer on the shares issued.

On May 30, 2007, pursuant to a Securities Purchase Agreement between the Company and the Baradaran Revocable Trust, the Company issued to the Baradaran Revocable Trust 500,000 shares of common stock at $0.50 per share for an aggregate purchase price of $250,000. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company did not use any general solicitation or general advertising in connection with the sale. The Baradaran Revocable Trust represented that it was acquiring the shares for investment purposes only and the Company placed appropriate restrictions on transfer on the shares issued.

On June 25, 2007, pursuant to a Securities Purchase Agreement between the Company and City National Bank, Trustee FBO Harin Padma-Nathan IRA, the Company issued to Dr. Padma-Nathan’s IRA 500,000 shares of common stock at $0.50 per share for an aggregate purchase price of $250,000. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company did not use any general solicitation or general advertising in connection with the sale. The Dr. Padma-Nathan’s IRA represented that it was acquiring the shares for investment purposes only and the Company placed appropriate restrictions on transfer on the shares issued.

On or about June 29, 2007, a warrant to purchase 300,000 shares of common stock was issued to Hunter World Markets, Inc., in connection with its services as the exclusive placement agent of the private placement offering. Hunter World received a warrant to purchase up to 30% of the shares sold on May 30, 2007 and June 25, 2007. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

On July 20, 2007, the Board of Directors of the Company authorized the issuance of a warrant to Investor Media Group (“IMG”) to purchase up to 100,000 shares of the Company’s common stock, pursuant to a consulting agreement, as amended, dated July 12, 2007 between the Company and IMG. The warrant is divided into 4 tranches as follows:
Tranche	Number of Shares	Vesting Date	Strike Price
1	25,000	Immediately	$1.50
2	25,000	October 9, 2007	$1.50
3	25,000	January 10, 2008	$2.00
4	25,000	April 10, 2008	$2.00

The shares of common stock in the third and fourth tranches will not vest in the event either party gives the other party a thirty-day written notice of termination of the consulting agreement prior to January 8, 2008. The issuance of the securities was exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that Act as transactions not involving a public offering. The Company did not engage in any general solicitation or general advertising in connection with the offer and sale of any of these securities.

On July 20, 2007, the Company’s Board of Directors authorized the issuance of options to purchase 200,000 shares of common stock at $1.00 per share to Sharyar Baradaran, for his services as a non-employee director. The issuance of the securities was exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that Act as transactions not involving a public offering. The Company did not engage in any general solicitation or general advertising in connection with the offer and sale of any of these securities.

On July 20, 2007, the Company’s Board of Directors authorized the issuance of 50,000 shares of common stock (the “Consulting Shares”) to Paul Ketteridge in consideration for his consulting services. These services will include advising the Company regarding compliance with Food and Drug Administration and other agency regulations, assisting the Company in obtaining regulatory approval for Company products, and advising the Company regarding new government regulations. To the extent that Mr. Ketteridge provides less than 330 hours of service during the two-year term of the consulting arrangement, the Consulting Shares will be subject to forfeiture on a pro-rata basis. The Company also issued to Mr. Ketteridge an option to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, 25,000 shares of which will vest upon receipt of the approval of the investigational new drug application for compounds by the Food and Drug Administration, and the remaining 25,000 shares of which will vest on the second year anniversary of the consulting agreement with Mr. Ketteridge. The issuances of the securities was exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that Act as transactions not involving a public offering. The Company did not engage in any general solicitation or general advertising in connection with the offer and sale of any of these securities.

In connection with the sale of securities by the Company on May 16, 2007, certain Company shareholders agreed to cancel an aggregate of 7,759,000 shares of common stock in consideration for $750,000. The cancelled shares were not purchased by the Company pursuant to any publicly announced repurchase plan or program. The following table sets forth the purchases made by the Company for the quarter ending June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1, 2007 - April 30, 2007	—	—
May 1, 2007- May 31, 2007	7,759,000	$0.10
June 1, 2007-June 30,2007	—	—
Total	7,759,000	$0.10

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits.

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007	QUEST GROUP INTERNATIONAL, INC.

	By:	/s/ Harin Padma-Nathan
Harin Padma-Nathan, Chief Executive Officer (Principal Executive Officer)

And:	/s/ Kurt Brendlinger
Kurt Brendlinger, Chief Financial Officer and Chairman of the Board of Directors (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Form 10-QSB
Three months ended March 31, 2007

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation.(1)

3.2	Certificate of Designation.(1)

3.3	Certificate of Amendment to the Certificate of Designation.(1)

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation.(2)

3.5	Bylaws.(1)

4.1	Registration Rights Agreement as of May 16, 2007 between the Company and the Purchasers named therein.(3)

4.2	Placement Agent Warrant issued to Hunter World Markets, Inc. on May 16, 2007.(3)

4.3
Lock-up Agreement dated as of May 16, 2007, by and among the Company and the shareholders, Santa Monica Capital Partners II, LLC, Dr. Parkash Gill, Dr. Parkash Gill, custodian for Dhillon Gill, Dr. Parkash Gill, custodian for Noorean Gill, Harin Padma-Nathan, Marc Ezralow, David Ficksman, Roshantha Chandraratna.(4)

4.4	Warrant issued to Investor Media Group, Inc., dated July 20, 2007. (5)

10.1	Revolving Loan and Security Agreement by and between the Company and Bateman Dynasty, LC, dated September 1, 2001.(1)

10.2	Amendment No. 1 to the Revolving Loan and Security Agreement by and between the Company and Bateman Dynasty, LC, dated February 1, 2002.(1)

10.3	Form of Subscription Agreement, dated April 27, 2007, by and between the Company and the Purchasers named therein.(2)

10.4	Form of Subscription Agreement dated as of May 16, 2007, by and among the Company and the Purchasers named therein.(3)

10.5	Subscription Agreement dated as of June 25, 2007, by and among the Company and the Individual Retirement Account of Harin Padma-Nathan. (4)

10.6
License Agreement between the Company and Vitae Pharmaceuticals, Inc., dated May 11, 2007.(4) Portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for a confidential treatment.

10.7	Employment Agreement between the Company and Rosh Chandraratna, dated May 25, 2007.(4)

10.8	Employment Agreement between the Company and Harin Padma-Nathan, dated May 31, 2007.(4)

10.9	Employment Agreement between the Company and Parkash Gill, dated May 31, 2007.(4)

10.10	2007 Stock Compensation Plan of Company.(4)

10.11	Termination Agreement dated July 20, 2007, by and between Quest Group International, Inc. and Bateman Dynasty, LC.(5)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

(1) Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628.

(2) Incorporated by reference to Exhibit 3(i).1 of the Company’s Current Report on Form 8-K, dated April 30, 2007.

(3) Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated May 22, 2007.

(4) Incorporated by reference to the Company’s Registration Statement on Form SB-2, dated July 3, 2007.

(5) Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 20, 2007.