Form 10KSB
period 2007-09-30
NURX PHARMACEUTICALS, INC.
filed 2007-12-28
CIK 1174228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-KSB
______________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-1174228

NURX PHARMACEUTICALS, INC.
(Name of small business issuer in its charter)

Nevada	87-0681500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18 Technology, Suite 130 Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (949) 336-7111

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The Issuer’s had no revenues for its fiscal year ended September 30, 2007.

Aggregate market value of the common stock held by non-affiliates of the Issuer as of December 21, 2007 was approximately $44,265,200.

There were 113,576,927 shares of the Company’s common stock outstanding on December 21, 2007.

Documents Incorporated by Reference: Information Statement filed on Form 14C on October 1, 2007.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

i

PART I

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” “our company,” “Company” and “NuRx” refer to NuRx Pharmaceuticals, Inc., a Nevada corporation formerly known as Quest Group International, Inc.

Forward Looking and Cautionary Statements

This Form 10-KSB contains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Annual Report.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statement you read in this Annual Report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy, and liquidity. All subsequent forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Annual Report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of these forward-looking statements after the date of this Annual Report or to conform these statements to actual results.

ITEM 1.	DESCRIPTION OF BUSINESS

Company Overview

We plan to develop innovative therapies that change the paradigm of disease management by redirecting gene regulation for the treatment of cancer, chemotherapy-associated neutropenia (low white cell count), bone marrow function, bone metabolism and lipid metabolism. Our mission is to make progress towards individualized medicine allowing development of designer drugs for precise disease therapies and to produce drugs that are cost effective thus allowing the population at large to gain their benefits.

Company History

We were formed as a Nevada corporation on August 14, 2001 as Quest Group International, Inc. We became a reporting company in March 2003. From our inception in 2001 until earlier this year, we were in the business of selling nutritional products to independent distributors and consumers in the United States and Japan. As a result of our entering into of a licensing agreement with Vitae Pharmaceuticals, Inc. (“Vitae”) in May, 2007, we spun off our nutritional products business line and operate as a pharmaceutical company with a focus on nuclear receptor target therapeutics. In connection with this change in business focus, we have changed our name to NuRx Pharmaceuticals, Inc.

Vitae License Agreement

On May 11, 2007, we entered into a license agreement with Vitae, a privately held company, under which we have acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and technology for all human and veterinary use. The indications for the lead compounds are acute myeloid leukemia, solid cancers (lung and breast) and chemotherapy-induced neutropenia (low white cell count).

Vitae originally licensed these compounds in May 2004 from Allergan, Inc., an Allergan affiliate and Ligand Pharmaceuticals Incorporated. These compounds and technology are covered by a number of issued U.S. and foreign patents and patent applications, and the term of our sublicense will extend in each country until the later of the last to expire of any patents that are issued covering this technology or ten years from the first commercial sale of a product agreement. Vitae will retain its exclusive license from the existing licensors for certain excluded licensed compounds.

In connection with the license agreement, we paid Vitae out of the net proceeds of our private placement offering an upfront licensing fee of $2,100,000, and an additional $50,000 on August 15, 2007. We also agreed to issue Vitae 5.66% of our fully diluted common stock, as of the date of the agreement, upon receiving investigational new drug application (“IND”) approval for clinical trials of any of the transferred compounds that had not already received IND approval. This milestone was met on October 31, 2007 and the Company issued Vitae 7,026,927 shares (representing 5.66% after issuance of these shares). We will be required on Vitae’s behalf to pay the existing licensors additional specified milestone payments if we receive marketing approval from the U.S. Food and Drug Administration (“FDA”) for a product containing a licensed compound.

In addition to the foregoing fees and milestone payments, we have agreed to pay Allergan (as well as its cross-licensee) and Vitae specified percentages of our net sales of products based on the licensed technology, which vary from product to product but which combined may total as much as 12% of our net sales. We have also agreed to pay Vitae a specified percentage of any sublicense revenues that we receive from our sublicensees. To maintain our rights to the licensed technology, we must meet certain development milestones under the original license agreements with the existing licensors. These milestones include, among others, filing at least one new drug application (“NDA”) in the U.S. or another major market for a product by May 10, 2011.

The Opportunity

We have acquired a large portfolio of intellectual property, know how, library of small molecule compounds, and three clinical or pre-clinical stage therapeutic compounds pursuant to the license agreement with Vitae. Such technologies represent nearly 20 years of research and development work in the fields of retinoids, rexinoids, cancer biology, medicinal chemistry, manufacturing, pre-clinical and clinical drug development. The opportunities are four-fold: (1) a leukemia therapy that is based on established mechanisms of action that is a more selective entrant into an established class of cancer therapy, (2) an early candidate for solid tumors (particularly lung and breast cancer), (3) a novel therapeutic approach to addressing the impact of chemotherapy associated neutropenia (a large, well established therapeutic need), and (4) a large library of other retinoid and rexinoid compounds that represent an internal pipeline.

We plan to implement a research and development plan for three lead compounds. Each compound represents a unique chemical structure, unique class of therapy and biological function. One compound will be developed for the treatment of leukemia, a second compound will be tested for safety in humans followed by efficacy studies in some of the most common cancers including lung cancer and breast cancer, and the third compound will be developed as a therapy to reduce the toxicity of chemotherapy to the bone marrow, in particular, diminish the risk of infection as consequence of reduction in white blood cell count. A platform of technology, intellectual property, and a large library of small molecules, will be used for later implementation of additional discoveries to make novel therapeutics. We believe we have the necessary skills and chemical resources to produce novel therapies for other human diseases such as slow bone repair and healing, cartilage loss, lipid metabolic defects, and diabetes mellitus.

We do not currently anticipate that we will derive any revenues from either product sales or licensing during the foreseeable future. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. The estimated cost of completing the development of our current product candidate and of obtaining all required regulatory approvals to market that product candidate is substantially greater than the amount of funds we currently have available. We believe that our existing cash balances will be sufficient to fund completion of our planned Phase I clinical trial and to fund our currently planned level of operations through at least May 2009. We will seek to obtain additional funds through various financing sources, including possible sales of our securities, and in the longer term through strategic alliances with other pharmaceutical or biopharmaceutical companies, but there is no assurance that we will be able to obtain any additional funding from any potential financing sources, or create any such alliances, or that the terms under which we would obtain any funding will be sufficient to fund our operations.

Our principal executive offices are located at 18 Technology, Suite 130, Irvine, California 92618, and our telephone number at that address is (949) 336-7111.

Private Placements

On or about May 16, 2007, we sold an aggregate of 40,000,000 shares of common stock and received aggregate proceeds of $20,000,000. In July, we filed a registration statement for the issued shares. Also in connection with the May 16, 2007 private placement, we paid to Hunter World Markets, Inc. as placement agent, a commission of 10% on the gross proceeds of the private placement and issued a six-year warrant to purchase common stock equal to 30% of the number of shares sold in the private placement offering, exercisable at $1.00 per share. For a period of two years, ending on May 16, 2009, we will appoint a designee of Hunter World Markets to our Board of Directors at Hunter World Markets’ request. Hunter World Markets has the right to replace such director and appoint a substitute director. In connection with and concurrently with the private placement on May 16, 2007, stockholders holding common shares prior to April 27, 2007 holding an aggregate of 7,759,000 shares of our common stock cancelled their shares in consideration for an aggregate amount of $750,000.

During the period between May 30, 2007 and June 27, 2007, we sold an aggregate of 1,000,000 shares of our common stock and received aggregate proceeds of $500,000. In connection with the aforementioned sales, Hunter World Markets received a commission of 5% on half the gross proceeds and received a six-year warrant to purchase common stock equal to 300,000 shares, or 30% of the number of shares sold, exercisable at $1.00 per share.

Corporate Business Strategy

A key element of our strategy is to develop and commercialize a portfolio of new drugs. We are seeking to do so through our internal research programs. A significant portion of the research that we are conducting involves new strategies and targets, some based on previously established pharmacology and some that is novel. Our research staff has over 20 years of experience in creating novel compounds with subsequent optimization of the compound from the perspective of biological function, clinical monitoring, and cost-effective manufacturing. We believe we have the expertise needed in taking new cancer therapeutics from discovery to approval, including regulatory compliance, clinical trial design and execution. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not any candidates or technologies are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development due to harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.

We currently have 6 employees, 2 of whom are part time. We do not expect significant changes in the number of our employees over the next year.

Intellectual Property

We have acquired exclusive worldwide rights from Vitae to the compounds described herein. Our lead licensed compounds are covered by issued patents in the United States and certain foreign countries. In November of 2007, we entered into an Annuity Payment Service Agreement with Computer Packages Inc. in order to help maintain and service our patent library.

Government Regulation

The United States and other developed countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of drugs and biologic products. The FDA under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, regulates pharmaceutical and biologic products.

To obtain approval of our product candidates from the FDA, we must, among other requirements, submit data supporting safety and efficacy for the intended indication as well as detailed information on the manufacture and composition of the product candidate. In most cases, this will require extensive laboratory tests and preclinical and clinical trials. The collection of this data, as well as the preparation of applications for review by the FDA involve significant time and expense. The FDA also may require post-marketing testing to monitor the safety and efficacy of approved products or place conditions on any approvals that could restrict the therapeutic claims and commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems at any time following initial marketing of our products.

The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. This data, together with proposed clinical protocols, manufacturing information, analytical data and other information must be submitted to the FDA in an IND. The IND must become effective before human clinical trials may commence. Preclinical studies generally involve FDA regulated laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product candidate.

After the IND becomes effective, a company may commence human clinical trials. These are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing of the product candidate in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase I trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer. Phase II trials, in addition to safety, evaluate the efficacy of the product candidate in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at multiple test sites. A company must submit to the FDA a clinical protocol, accompanied by the approval of the Institutional Review Boards at the institutions participating in the trials, prior to commencement of each clinical trial.

To obtain FDA marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product candidate, in the form of a NDA.

The amount of time taken by the FDA for approval of an NDA will depend upon a number of factors, including whether the product candidate has received priority review, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA.

The FDA may, during its review of an NDA, ask for additional test data that may require the conduct of additional clinical trials. If the FDA does ultimately approve the product candidate for marketing, it may require post-marketing testing to monitor the safety and effectiveness of the product. The FDA also may in some circumstances impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials.

The FDA may, in some cases, confer upon an investigational product the status of a Fast Track product. A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. The FDA can base approval of an NDA for a Fast Track product on an effect on a surrogate endpoint, or on another endpoint that is reasonably likely to predict clinical benefit. If a preliminary review of clinical data suggests that a Fast Track product may be effective, the FDA may initiate review of entire sections of a marketing application for a Fast Track product before the sponsor completes the application.

We will also be subject to a variety of regulations governing clinical trials and sales of our products outside the United States. Whether or not FDA approval has been obtained, approval of a product candidate by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the European Union, Canada and Australia, regulatory requirements and approval processes are similar, in principle, to those in the United States.

We also will be subject to federal regulation by the Occupational Safety and Health Administration and the Environmental Protection Agency and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal and state regulatory statutes, and may in the future be subject to other federal, state or local regulations.

Commercial Markets

Because we are a development stage company, it is unclear what commercial markets may be available for the products we develop, if any. The Company plans to make progress towards individualized medicine allowing development of designer drugs for precise disease causation and to produce drugs that are cost effective thus allowing population at large to gain their benefits. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development due to harmful side effects or other characteristics that indicate they are unlikely to be effective drugs. While our research may lead to extremely marketable products, we are unable to measure such marketability in commercial terms at this time.

Competition

The pharmaceutical and biopharmaceutical industry is characterized by intense competition and rapid and significant technological changes and advancements. Many companies, research institutions and universities are doing research and development work in a number of areas similar to those that we focus on that could lead to the development of new products which could compete with and be superior to our product candidates.

Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than those of ours. A number of these companies may have or may develop technologies for developing products for treating various diseases that could prove to be superior to ours. We expect technological developments in the pharmaceutical and biopharmaceutical and related fields to occur at a rapid rate, and we believe competition will intensify as advances in these fields are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position in this field. Products that we develop may become obsolete before we are able to market them or to recover all or any portion of our research and development expenses. We will be competing with respect to our products with companies that have significantly more experience in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs that may compete with our lead product candidate or any future product candidates. Our competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business.

Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with our lead product candidate or any future product candidates. The governments of a number of foreign countries are aggressively investing in cellular therapy research and promoting such research by public and private institutions within those countries. These domestic and foreign institutions and governmental agencies, along with pharmaceutical and specialized biotechnology companies, can be expected to compete with us in recruiting qualified scientific personnel.

Our competitive position will be significantly impacted by the following factors, among others:

•	our ability to obtain FDA marketing approval for our product candidates on a timely basis;

•	the level of acceptance of our products by physicians, compared to those of competing products or therapies;

•	our ability to have our products manufactured on a commercial scale;

•	the effectiveness of sales and marketing efforts on behalf of our products;

•	our ability to meet demand for our products;

•	our ability to secure insurance reimbursement for our products candidates;

•	the price of our products relative to competing products or therapies;

•	our ability to recruit and retain appropriate management and scientific personnel; and

•	our ability to develop a commercial scale research and development, manufacturing and marketing infrastructure either on our own or with one or more future strategic partners.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before deciding to invest in or maintain your investment in our Company. The risks described below are not intended to be an all-inclusive list of all of the potential risks relating to an investment in our securities. If any of the following or other risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report.

RISKS RELATED TO OUR BUSINESS

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company and our ability to begin operations is dependent upon our ability in developing marketable and profitable products. Since we do not have an operating history related to the pharmaceutical business and the development of pharmaceutical drugs, you will have no basis upon which to evaluate our ability to achieve our business objectives. We have no present revenues and will not generate any revenues in the near future.

We are a development stage company that has no financial statements related to the new business we plan to pursue. Our prior history is not indicative of the new business, and there is no guarantee that we will commercialize our products or generate any revenue in our new business.  You may lose all of your investment in our Company.

You cannot rely on the financial statements that have been previously reported with the Securities and Exchange Commission (the “SEC”) as they do not reflect the new and untested business that we are embarking on. The amounts raised from the sale of our securities in the private placements may prove to be inadequate for the capital-intensive nature of our operations. Our prior history is not indicative of the new and speculative plan of operation that we intend to pursue, and there is no guarantee that we will generate revenue and be profitable in our new business. You may lose all of your investment in our Company.

We will be engaged in early stage research and as such may not be successful in our efforts to develop a portfolio of commercially viable products.

A key element of our strategy is to develop and commercialize a portfolio of new drugs. We are seeking to do so through our internal research programs. A significant portion of the research that we are conducting involves new strategies and targets, some based on previously established pharmacology and some that is novel. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources, whether or not any product candidates or technologies are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development due to harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.

Although we have identified potential product candidates in the areas of acute myeloid leukemia, solid cancers (lung and breast), and chemotherapy associated neutropenia (low white cell count), the work needed to demonstrate their commercial viability is at a very early stage. The follow-up research needed to demonstrate the viability of the product is costly and time-consuming, and may reveal that the product does not function as expected or that it is otherwise not commercially viable.

If we are unable to confirm efficacy and safety of these candidates through internal research programs, license suitable products or deliver technologies on acceptable business terms, our business prospects will suffer.

We do not expect to obtain any revenues for several years and there is no assurance that we will ever generate revenue or be profitable. If we do not generate revenues and achieve profitability, we will be forced to cease or substantially curtail our operations and you may lose your entire investment.

Because we are currently engaged in research at a very early stage, significant time may be required to develop any product or intellectual property capable of generating revenues. As such, our business is unlikely to generate any revenue in the next several years, and may never do so. Even if we are able to generate revenues in the future through licensing our technologies or through product sales, there is no assurance that our revenues will exceed our expenses. Should we fail to achieve profitability, you may lose your entire investment.

If we are unable to secure licenses to technologies or materials vital to our business, or if the rights to technologies that we have licensed terminate, our commercialization efforts could fail or be delayed.

Since the initial target therapies are compounds that have been licensed to us, the failure to secure and maintain these licenses may cause the delay or termination of our development plans. While we do not anticipate any challenges, unforeseen events can occur. Intellectual property allowing for the exclusive development of therapies has a finite lifespan. Prolonged delays in the successful development of therapies can lead to loss of exclusive, or even non-exclusive, marketing. The development of our current clinical products is not subject to the need for additional licenses, however unforeseen blockades can occur.

If we were to materially breach our present collaboration agreement or any future license or collaboration agreements, we could lose our ability to commercialize the related technologies, and our business could be materially and adversely affected.

We are party to intellectual property licenses and agreements which will be integral to our business. Even once we have all necessary agreements and patent licenses in place to develop the compounds, subsequent unforeseen events may cause a deviation from the current business plan. These licenses and agreements impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance and other obligations on us. If we or our collaborators fail to perform under these agreements or otherwise breach obligations imposed by them, we could lose intellectual property rights that are important to our business.

We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize products.

We may seek opportunities to establish new collaborations, joint ventures and strategic collaborations for the development and commercialization of products we discover and/or develop. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish additional strategic collaborations or other alternative arrangements. Even if we are successful in our efforts to establish a collaboration or agreement, the terms that we establish may not be favorable to us. We will also be dependent on several contractual services, the loss of which could result in delays in product development. Finally, such strategic alliances or other arrangements may not result in successful products and associated revenue.

The biotechnology and pharmaceutical industry is highly competitive and subject to rapid technological change.

The biotechnology and pharmaceutical industry is highly competitive and subject to rapid and profound technological changes. Our present and potential competitors include major pharmaceutical companies, as well as specialized biotechnology and life sciences firms in the United States and in other countries. Most of these companies have considerably greater financial, technical and marketing resources than us. Additional mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated in our competitors. Our existing or prospective competitors may develop processes or products that are more effective than ours or may be more effective at implementing their technologies to develop commercial products faster. Our competitors may succeed in obtaining patent protection and/or receiving regulatory approval for commercializing products before us. Developments by our competitors may render our product candidates obsolete or non-competitive.

We also experience competition from universities and other research institutions, and we are likely to compete with others in acquiring technology from those sources. There can be no assurance that others will not develop technologies with significant advantages over those that we are seeking to develop, which could harm our business.

We may be unable to compete successfully with our competitors.

We face competition from other companies seeking to identify and commercialize cancer biomarkers. We also compete with universities and other research institutions engaged in research in these areas. Many of our competitors have greater technical and financial resources than us.

Our ability to compete successfully is based on numerous factors, including: the cost-effectiveness of any product we ultimately commercialize relative to competing products; the ease of use and ready availability of any product we bring to market; and the relative speed with which we are able to bring any product resulting from our research to market in our target markets.

If we are unable to distinguish our products from competing products, or if competing products reach the market first, we may be unable to compete successfully with current or future competitors. This would cause our revenues to decline and affect our ability to achieve profitability.

We depend on certain key scientific personnel for our success. The loss of any such personnel could adversely affect our business, financial condition and results of operations.

The scientific team is composed of individuals who have been involved in the development of the patents upon which the three initial target therapies are based. The skill sets required to execute the development of therapies is dependent upon the unique skills, knowledge in the field, and knowledge around the specific technologies that represent the core of this business. Skilled individuals who headed the discovery and development of many of our core programs, in particular Dr. Gill, the Chairman of our Scientific Board, and Dr. Chandraratna, our Chief Scientific Officer, are a crucial part of this business. The loss of any of these individuals, especially early in the life of this business can slow the progress. Loss of one or more of these individuals may have a detrimental effect on our abilities to continue the development programs in a timely fashion.

We expect to rely heavily on third parties for the conduct of clinical trials of our product candidates. If these clinical trials are not successful, or if we or our collaborators are not able to obtain the necessary regulatory approvals, we will not be able to commercialize our product candidates.

In order to obtain regulatory approval for the commercial sale of our product candidates, we and our collaborators will be required to complete extensive preclinical studies as well as clinical trials in humans to demonstrate to the FDA and foreign regulatory authorities that our product candidates are safe and effective.

Clinical development is a long, expensive and uncertain process. Accordingly, preclinical testing and clinical trials, if any, of our product candidates under development may not be successful. We could experience delays in preclinical or clinical trials of any of our product candidates, obtain unfavorable results in a development program, or fail to obtain regulatory approval for the commercialization of a product. Preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. The results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials.

Furthermore, the timing and completion of clinical trials, if any, of our product candidates depend on, among other factors, the number of patients we will be required to enroll in the clinical trials and the rate at which those patients are enrolled. Any increase in the required number of patients, decrease in recruitment rates, or difficulties retaining study participants, may result in increased costs, program delays or both.

Also, our products under development may not be effective in treating any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. Institutional review boards or regulators, including the FDA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks. Additionally, the failure of third parties conducting or overseeing the operation of the clinical trials to perform their contractual or regulatory obligations in a timely fashion could delay the clinical trials. Failure of clinical trials can occur at any stage of testing. Any of these events could adversely affect our ability to market a product candidate.

We may be subject to product liability and other claims that could have a material negative effect on our operations and on our financial condition.

The development and sale of medical products in general expose us to the risk of significant damages from product liability and other claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our proposed lead product candidate or any future product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities. There is no assurance that we will be able to secure such insurance in the amounts we are seeking, or at all, for any of the trials for our proposed lead product candidate or any future product candidates. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at all or at acceptable costs. The costs for many forms of liability insurance have risen substantially in recent years, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

Before we can market our lead product candidate or any future product candidates, we must obtain governmental approval for each product candidate, the application and receipt of which is time-consuming, costly and uncertain.

Our lead product candidate and any future product candidates that we will be developing will require approval of the FDA before they can be marketed in the United States. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current or proposed product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic products is high. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions to our proposed product candidates by patients in the trials and changes in the FDA’s requirements for our testing during the course of that testing. The FDA may require additional pre-clinical work for our lead product candidate, which could necessitate significant expenditures that we have not budgeted and which could significantly delay the commencement of clinical trials. The formulation of our lead product candidate has not been previously tested in patients, and we may encounter unexpected and adverse immune responses or other side effects in the patients whom we test with this vaccine product candidate.

The time required to obtain FDA and other approvals is unpredictable but often can exceed five years following the commencement of clinical trials, depending upon the complexity of the product. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to a variety of reasons, including new government regulations from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

Any delay or failure in our clinical trial program and in obtaining required approvals would have a material adverse effect on our ability to generate revenues from the particular product. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may limit the size of the market for the product.

The Fast Track designation for development of our lead product candidate or any other potential product candidate may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that our product candidate will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. Receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Fast Track designation at any time. We may seek Fast Track designation for our lead brain tumor vaccine candidate or any future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates.

Because our lead product candidate represents and our other future potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third party reimbursement coverage and the commercial potential of our product candidates.

There is no assurance that the approaches offered by our lead product candidate or any future product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third party medical insurers will be willing to provide reimbursement coverage for our proposed product candidates. Moreover, we do not have internal marketing data research resources and are not certain of and have not attempted to independently verify the potential size of the commercial markets for our lead product candidates or any future product candidates. Since our lead product candidates and any future product candidates will represent new approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. In addition, these product candidates may not demonstrate in large sets of patients the pharmacological properties ascribed to them in the laboratory studies or smaller groups of patients, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways either before or after they are approved to be marketed. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our lead product candidate or any future product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which would materially, adversely affect the value of our common stock.

Other factors that are presently unknown to us that we believe will materially affect market acceptance of our lead product candidate or any future product candidates include:

•	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	the safety, efficacy and ease of administration;

•	the availability of government and third-party payor reimbursement;

•	the pricing of our product candidates, particularly as compared to alternative treatments; and

•	the availability of alternative effective forms of treatments, at that time, for the diseases that the product candidates we are developing are intended to treat.

If we or our collaborators, manufacturers or service providers fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our lead product candidate and any future product candidates and may harm our reputation.

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our lead product candidate or any future product candidates under development successfully and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost efficient manner. The very nature of the product may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, Institutional Review Board, or the Institutional Biosafety Committee, which may delay or make impossible clinical testing of a product candidate. The Data Safety Monitoring Committee may stop a trial or deem a product unsafe to continue testing. This may have significant negative repercussions on the value of the product and may have negative repercussions on the Company and on the shareholders.

Even if we obtain regulatory approvals, our products will be subject to ongoing regulatory review.

Following any initial regulatory approval of any products we may develop, we will also be subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our products are made commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA. The discovery of any previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks, including the continuation of a contractual or other relationship with the third party manufacturer, and reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising is also subject to regulatory requirements and continuing FDA review.

The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions or other restrictions and litigation.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.

We intend to market our products in international markets. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to our product candidates, could hinder or prevent our product candidates’ commercial success.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect: (1) our ability to generate revenues and achieve profitability; (2) the future revenues and profitability of our potential customers, suppliers and collaborators; and (3) the availability of capital.

In certain foreign markets, the pricing of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict the full effects of the implementation of this new legislation or whether any legislative or regulatory proposals affecting our business will be adopted, the implementation of this legislation or announcement or adoption of these proposals could have a material and adverse effect on our business, financial condition and results of operations.

Our ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of our products and related treatments. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States, which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for our product candidates or exclusion of our product candidates from reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our results of operations.

If physicians and patients do not accept the products that we may develop, our ability to generate product revenue in the future will be adversely affected.

The product candidates that we may develop may not gain market acceptance among physicians, healthcare payors, patients and the medical community. This will adversely affect our ability to generate revenue. Market acceptance of and demand for any product that we may develop will depend on many factors, including: our ability to provide acceptable evidence of safety and efficacy; convenience and ease of administration; prevalence and severity of adverse side effects; cost effectiveness; effectiveness of our marketing strategy and the pricing of any product that we may develop; publicity concerning our products or competitive products; and our ability to obtain third-party coverage or reimbursement.

The cost of defending against product liability claims brought against us can be costly and time consuming, and may harm our business.

Product liability claims brought against the Company could prevent or interfere with our product commercialization efforts. Interference can be filed by other inventors/licensees if they believe they have intellectual property covering any part of the discovery and development of our therapeutic product. Such interference can delay the product development. We currently have no obvious interference and do not anticipate any, but unforeseen events can occur, leading to delays, or even block of developing a product. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity or reduced acceptance of our products in the market.

If we are not able to protect and control our unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm.

We also rely on proprietary trade secrets and unpatented know-how to protect our research and development activities, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect. We will attempt to protect our trade secrets and unpatented know-how by requiring our employees, consultants and advisors to execute a confidentiality and non-use agreement. We cannot guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets will not otherwise become known or independently developed by a third party. Our trade secrets, and those of our present or future collaborators that we utilize by agreement, may become known or may be independently discovered by others, which could adversely affect the competitive position of our product candidates.

We may incur substantial costs as a result of litigation or other proceedings to enforce our patents, defend against third-party patents, invalidate third-party patents or license third-party intellectual property.

We may not have rights under some patents or patent applications that may cover technologies that we use in our research, drug targets that we select, or product candidates that we seek to develop and commercialize. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. We or our collaborators therefore may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or forced to cease some aspect of our business operations as a result of patent infringement claims, which could harm our business.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. Although we are not currently a party to any patent litigation or any other adversarial proceeding, including any interference proceeding declared before the United States Patent and Trademark Office, regarding intellectual property rights with respect to our products and technology, we may become so in the future. We are not currently aware of any actual or potential third party infringement claim involving our products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent or other proceeding is resolved against us, we may be enjoined from researching, developing, manufacturing or commercializing our products without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could harm our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant time from management.

If we are unable to protect our intellectual property rights, our competitors may develop and market products with similar features that may reduce demand for our potential products.

The following factors are important to our success: receiving patent protection for our product candidates; preventing others from infringing on our intellectual property rights; and maintaining our patent rights and trade secrets.

We will be able to protect our intellectual property rights in patents and trade secrets from unauthorized use by third parties only to the extent that such intellectual property rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

The initial clinical development candidates that we are considering for development are covered by issued U.S. New Chemical Entity patents. We anticipate that we will apply for further patents based on our ongoing research. Because issues of patentability involve complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference or reexamination proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in corresponding foreign patent offices, and such proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. For example, compulsory licenses may be required in cases where the patent owner has failed to “work” the invention in that country, or the third-party has patented improvements. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement.

In addition, our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the compounds that are used in their products. Any litigation to enforce or defend our patent rights, even if we prevail, could be costly and time-consuming and would divert the attention of management and key personnel from business operations.

We will also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We will seek to protect this information by entering into confidentiality agreements with parties that have access to it, such as strategic partners, collaborators, employees and consultants. Any of these parties may breach these agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were disclosed to or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.

The patent process is exceedingly time consuming and the loss of patent protection may cause a reduction or loss of future revenue stream.

The patent process is exceedingly time consuming. The time consumed by development, regulatory review, and creation of a market for a drug may significantly intrude into the finite patent life of the particular drug. Loss of patent protection ultimately enables generic versions of the drug to enter the market, which will significantly adversely impact future revenue streams of the Company. An initially profitable drug may thus become significantly less profitable.

If our third-party manufacturers’ facilities do not follow current good manufacturing practices, our product development and commercialization efforts may be harmed.

There are a limited number of manufacturers that operate under the FDA’s and European Union’s good manufacturing practices regulations and are capable of manufacturing products. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. A failure of third-party manufacturers to follow current good manufacturing practices or other regulatory requirements, or to document their adherence to such practices, may lead to significant delays in the availability of products for commercial use or clinical study, the termination of, or hold on, a clinical study, or the delay or prevention of filing or approval of marketing applications for our products. In addition, we could be subject to sanctions, including fines, injunctions and civil penalties. Changing manufacturers may require FDA approval or additional clinical trials and the revalidation of the manufacturing process and procedures in accordance with FDA mandated current good manufacturing practices. This revalidation may be costly and time consuming. If we are unable to arrange for third-party manufacturing of our products on commercially reasonable terms, we may not be able to complete development or marketing of our products.

Another development that may affect the pricing of drugs is regulatory action regarding drug reimportation into the United States. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, which became law in December 2003, requires the Secretary of the U.S. Department of Health and Human Services (the “Secretary”) to promulgate regulations allowing drug reimportation from Canada into the United States under certain circumstances. These provisions will become effective only if the Secretary certifies that such imports will pose no additional risk to the public’s health and safety and will result in significant cost savings to consumers. To date, the Secretary has made no such finding, but he could do so in the future. Proponents of drug reimportation may also attempt to pass legislation that would remove the requirement for the Secretary’s certification or allow reimportation under circumstances beyond those anticipated under current law. If legislation is enacted, or regulations issued, allowing the reimportation of drugs, it could decrease the reimbursement we would receive for any products that we may commercialize, negatively affecting our anticipated revenues and prospects for profitability.

RISKS RELATED TO CAPITAL STRUCTURE

There is no assurance of an established public trading market, and the failure to establish one would adversely affect the ability of our investors to sell their securities in the public market.

At present, there is no active trading market for the Company’s securities, and there can be no assurance that a trading market will develop. Our common stock, however, is traded on the OTC Bulletin Board. The National Association of Securities Dealers (the “NASD”) has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the SEC. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Unlike quotes for the NASDAQ Stock Market, quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price, or at all.

Factors which may adversely affect market prices of the Company’s common stock.

Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to a future offering or acquisition;

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the medical device industry generally; and

•	general economic and other national conditions.

Shares eligible for future sale may adversely affect the market price of our common stock.

During the last fiscal year, we have issued 104,000,000 shares of our Company common stock and 12,300,000 warrants to purchase our Company common stock to investors through private placement transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The sale, or availability for sale, of substantial amounts of this stock, either pursuant to this statement or pursuant to the exemption afforded for the sale of “restricted” securities by Rule 144 of the Securities Act, could adversely affect the future market price of the common stock and could impair our ability to raise additional capital through the sale of our equity securities or debt financing.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. The characteristics that define a “penny stock” include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) the stock is NOT traded on a “recognized” national exchange; (iii) the stock is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) the stock is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Additionally, Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third-parties or to otherwise dispose of them in the market or otherwise.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of our assessment by our independent registered public accountants. On December 15, 2006, the SEC extended the compliance date for non-accelerated filers, as defined by the SEC, to provide management’s report on internal controls until the company files an annual report for its fiscal year ending on or after December 15, 2007. On December 17, 2007, the SEC announced that it intended to further extend the compliance date for non-accelerated filers to file the auditor’s attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after December 15, 2009. Accordingly, we believe that we will not be required to provide management’s report to our annual report until the fiscal year ending September 30, 2008 and the auditor’s attestation report until the fiscal year ending September 30, 2010. In any event, the standards that must be met for management to assess the internal controls over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock and do not plan to pay cash dividends on our common stock in the foreseeable future.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently maintain our corporate office in 18 Technology, Suite 130, Irvine, CA 92618, under a month-to-month lease at a monthly rental rate of $4,243 through July 31, 2008 and $4,389 thereafter. We do not own or lease any other property and does not have any investment policy with respect to real estate.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 6, 2007, holders of 52.1% of the Company’s common stock voted by written consent in lieu of a special meeting to:

i)  Amend our Articles of Incorporation to change the Company’s name from Quest Group International, Inc. to NuRx Pharmaceuticals, Inc.; and

ii) Approve the 2007 Stock Compensation Plan.

A total of 55,500,000 shares were represented by the written consent out of the 106,500,000 shares of stock issued and outstanding. The Information Statement filed by the Company on October 1, 2007 on Schedule 14C, which discussed these matters in greater detail, is incorporated herein by reference.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since November 10, 2006. Effective October 30, 2007, the Company changed its symbol from “QSTG” to “NURX” in connection with the Company’s change in name to NuRx Pharmaceuticals, Inc.

There is little or no trading in our common stock. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ending	High	Low
Nov. 10, 2006 - Dec. 31, 2006(1)	$0.60	$0.12
Jan. 1, 2006 - Mar. 31, 2007	$0.70	$0.31(2)
April 1, 2007 - June 30, 2007	$1.40	$0.58
July 1, 2007 - Sept. 30, 2007	$1.75	$0.75

(1) To our knowledge, trading activity first commenced during the calendar quarter ended December 31, 2006.

(2) Price as of the first trading day after March 31, 2007.

Holders

As of December 19, 2007, there were approximately 37 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will be paying dividends in the foreseeable future.  Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The only equity compensation plan approved by our security holders is the 2007 Stock Compensation Plan (the “2007 Plan”). The Company has also issued equity compensation outside of the 2007 Plan in connection with the services provided by Hunter World Markets for the Company’s private placement of its common stock. A table of the equity compensation issued by the Company is included with “Item 11. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters” of this Annual Report.

Recent Sales of Unregistered Securities

On April 27, 2007, nine accredited investors purchased 63,000,000 shares of the Company’s common stock for an aggregate purchaser price of $63,000, or $.001 per share. The Company believes that the investors in this transaction acquired the common stock with personal funds. The Company did not use an underwriter in connection with these transactions.

On May 11, 2007, we entered into a license agreement with Vitae under which we have acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and technology for all human and veterinary use. As partial consideration in this agreement, we agreed to issue Vitae approximately 5.66% of our fully diluted common stock as of the date of the agreement, upon receiving IND approval for clinical trials of any of the transferred compounds that had not already received IND approval. This milestone was met on October 31, 2007 and the Company issued Vitae 7,026,927 shares (representing 5.66% after issuance of these shares).

On May 16, 2007, the Company also issued to four institutional investors 40,000,000 shares of common stock for an aggregate purchase price of $20,000,000. Hunter World Markets acted as the exclusive placement agent in the transaction, and received a fee of $2,000,000 (10% of the gross proceeds) and a six-year warrant to purchase 12,000,000 shares of the common stock.

In connection with this private placement, certain Company shareholders agreed to cancel an aggregate of 7,759,000 shares of common stock in consideration for an aggregate of $750,000. The cancelled shares were not purchased by the Company pursuant to any publicly announced repurchase plan or program.

Pursuant to a Subscription Agreement between the Company and the Baradaran Revocable Trust, dated May 30, 2007, and a Subscription Agreement between the Company and City National Bank, Trustee FBO Harin Padma-Nathan IRA, dated June 25, 2007, the Company issued to each the Baradaran Revocable Trust and City National Bank, Trustee FBO Harin Padma-Nathan IRA 500,000 shares of common stock at $0.50 per share, for an aggregate purchase price of $500,000. Hunter World Markets received a commission of 5% on half the gross proceeds and received a six-year warrant to purchase common stock equal to 300,000 shares, or 30% of the number of shares sold, exercisable at $1.00 per share.

On July 20, 2007, the Board of Directors of the Company authorized the issuance of a warrant to Investor Media Group (“IMG”) to purchase up to 100,000 shares of the Company’s common stock, pursuant to a consulting agreement, as amended, dated July 12, 2007 between the Company and IMG. The warrant was to vest in four periodic installments, subject to the Company’s termination of the agreement. The Company terminated the agreement in November, 2007, thus terminating any warrants that had not yet vested. At termination, two installments had already vested, giving IMG the right to purchase only purchase 50,000 shares. The strike price for these warrants is $1.50 per share.

The Company also issued equity securities to certain individuals in connection with service arrangements.

On May 31, 2007, in connection with the employment agreement as Chief Executive Officer, Dr. Padma-Nathan was issued options to purchase 3,474,000 common shares of the Company for an exercise price of $1.00 per share. The option shares vest in equal installments every 90 days from the date of the agreement over the course of his five-year employment agreement. The option expires five years from the date of grant. Dr. Padma-Nathan’s options are to be treated for tax purposes as an incentive stock option to the extent they meet such criteria.

On July 20, 2007, the Company’s Board of Directors authorized the issuance of options to purchase 200,000 shares of common stock at $1.00 per share to Sharyar Baradaran for his services as a non-employee director. The option expires five years from the date of grant.

On July 20, 2007, the Company’s Board of Directors authorized the issuance of 50,000 shares of common stock to Paul Ketteridge, in consideration for his consulting services. To the extent that Mr. Ketteridge provides less than 330 hours of service during the two-year term of the consulting arrangement, the shares will be subject to forfeiture on a pro-rata basis. The Company also issued to Mr. Ketteridge an option to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, 25,000 shares of which will vest on the second year anniversary of the consulting agreement with Mr. Ketteridge and the remaining 25,000 shares of which will vest upon receipt by the Company of the second marketing approval from the FDA for certain of the Corporation’s licensed compounds, provided however that in the event that such approval is received before July 1, 2010, this 25,000 shares shall vest on July 1, 2010. The option expires five years from the date of grant.

On November 27, 2007, the Company’s Board of Directors authorized the issuance of options to purchase 200,000 shares of common stock at $1.00 per share to Matt Borenzweig for his services as a non-employee director. The option expires five years from the date of grant.

All the aforementioned placements of the Company’s common stock were exempt from registration under the Securities Act, pursuant of Section 4(2) of the Securities Act as transactions not involving a public offering. Each of the above purchasers represented that it was acquiring the shares for investment purposes only and the Company placed appropriate restrictions on transfer of the shares issued. The Company did not engage in any general solicitation or general advertising in connection with the offer and sale of any of these securities.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the information in this Item 6 together with our financial statements and notes thereto that appear elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors “ included in Item 1 and elsewhere in this Annual Report.

Overview

Since our inception in 2001, we have been in the business of selling nutritional products. As a result of the entering into of a license agreement with Vitae, we spun off this business and began to pursue a new business plan in the pharmaceuticals industry.

On or about May 16, 2007, we raised approximately $20,000,000 from a small group of accredited investors from the sale of 40,000,000 shares of common stock at a price of $.50 per share in a private placement offering. Hunter World Markets, Inc. acted as the exclusive placement agent in the private placement offering, and received a fee of $2,000,000 (10% of the gross proceeds) and a warrant to purchase 12,000,000 shares of the Company’s common stock, which is exercisable at $1.00 per share, commencing February 18, 2008 and expiring May 16, 2013. The private placement provides price protection to the accredited investors for one year from the effective date of the Form SB-2 registration statement (July 18, 2007) for the 40,000,000 shares issued sold in the offering. If the Company issues additional shares at a price less than $.50 per share for financing purposes, then the accredited investors may purchase, at par value, such additional number of shares so that their effective purchase price per share is the same per share purchase price of the additional shares sold.

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

In connection with the private placement offering, on or about May 30, 2007, we issued and sold to the Baradaran Revocable Trust 500,000 shares of our common stock for $0.50 per share, for an aggregate purchase price of $250,000. On or about June 25, 2007, we issued and sold to City National Bank, Trustee FBO Harin Padma-Nathan, 500,000 shares of common stock for $0.50 per share, for an aggregate purchase price of $250,000. In connection with the sale of these securities, Hunter World Markets received a placement agent fee of $12,500 and six-year warrants to purchase 300,000 shares of common stock, exercisable at $1.00 per share

On May 11, 2007, we entered into a license agreement with Vitae, pursuant to which we acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and technology for all human and veterinary use. The indications for the lead compounds are acute promyelocytic leukemia, solid cancers (lung and breast) and chemotherapy-induced neutropenia (low white cell count). On October 31, 2007, we received approval from the FDA for our IND application to initiate clinical studies with our compound for the treatment of solid cancers. As a result of this milestone achievement, we are obligated to issue to Vitae 7,026,927 shares of common stock representing 5.66% of our outstanding common stock (after the issuance of these shares) as of the effective date of the license.

We currently are in active research and clinical development of therapeutic compounds relating to our nuclear receptor target technologies.

Plan of Operation

Beginning May 1, 2007, we have begun to pursue a new business plan in the pharmaceuticals industry. Our prior history is not indicative of the new business. We expect to incur significant research, development and administrative expenses before any of our products from our new business can be launched and revenues generated.

During the period inception (May 1, 2007) through ended September 30, 2007, our activities included completing the acquisition and transfer of the patents, patent applications, compounds and related materials pursuant to the license agreement with Vitae, securing leased premises in which to conduct our research and development activities, and submission of an application for an IND with the FDA for our compound for the treatment of solid cancers, which was granted on October 31, 2007. We expect to enter Phase I clinical trials for this compound early in 2008.

For the year ended September 30, 2007 and for period from inception (May 1, 2007) through September 30, 2007, we incurred a loss from continuing operations of $2,954,723 and a net loss of $130,654 from discontinued operations.

For the year ended September 30, 2007 and for period from inception (May 1, 2007) through September 30, 2007, total operating expenses were $3,205,745, including $818,596 in general and administrative costs and $2,387,149 in research and clinical development costs. General and administrative costs consisted of $207,598 in compensation costs, employee benefits and related payroll taxes (including stock based compensation of $65,829), $176,779 in general legal and accounting fees, $164,523 in intellectual property legal fees and maintenance costs, $154,700 in consulting fees, and $114,996 in other operating expenses. Research and development costs included $2,150,000 in-process research and development costs incurred in connection with the Vitae license, $187,737 in research and development salaries and $51,412 in outside product development expenses.

For the year ended September 30, 2007 and for period from inception (May 1, 2007) through September 30, 2007 we also generated $251,022 in interest income, net of $12,625 in interest expense.

We believe that the total aggregate net amount of approximately $18,500,000 raised in the recent private placement offering provides us with sufficient funds for clinical development and operations through May 2009. We believe that the intellectual property and compounds we have licensed from Vitae have significant potential in leading to individualized cancer therapies and the Company will focus on these therapies. These therapies would be based on the retinoid and rexinoid classes of compounds. Retinoids and rexinoids are small molecule hormones that elicit their biological effects by binding to and regulating the function of two distinct families of nuclear receptors, the Retinoic Acid Receptors (RARs) and Retinoid X Receptors (RXRs), respectively. Each family consists of three distinct subtypes which separately mediate a broad range of physiological functions including cell differentiation, proliferation and apoptosis, bone and cartilage formation and lipid metabolism. Although this biology enables the potential therapeutic application of the retinoid and rexinoid classes of drugs in many diseases, the currently used, non-selective compounds are not suitable because of complicating toxic effects. A next generation of retinoid and rexinoid drugs that have receptor subtype and functional selectivity are required to unlock the full therapeutic value of these compounds. The portfolio of compounds acquired through the license agreement with Vitae has been developed for this receptor and functional selectivity and contains three lead “next generation” compounds. We are in active research and development of these three lead compounds, two of which are in the clinical stage of development and one in the preclinical discovery stage.

The first compound will enter a Phase II study for the treatment of acute promyelocytic leukemia. Based on patent protection which specifically covers it as a new chemical entity (“NCE”), the Company believes that this compound has a generic competition-free product life until 2020.

The second lead compound will be tested for safety in cancer patients followed by efficacy studies in some of the most common cancers, including lung and breast cancer. On October 31, 2007, the FDA granted the Company’s IND application for this compound permitting it to move into the Phase I stage of clinical development and the initial study will characterize its safety, pharmacokinetics and pharmacology in advanced cancer patients. Based on patent protection which covers it as a NCE, the Company believes that this compound has a generic competition-free product life until 2015. Additional patents for specific methods of use of this compound could extend the product life of the compound until 2026.

The third lead compound is derived from a discovery program directed towards treatments for chemotherapy-induced neutropenia (low white cell count). This program is intended to evaluate and develop a lead compound as therapy to reduce the toxicity of chemotherapy; in particular, diminish the risk of infection as consequence of reduction in white blood cell count. Two patents cover this compound as a NCE and the Company believes these patents will provide a product life free of generic competition till 2016. However, another patent covers the method of use of this compound in treating chemotherapy-induced neutropenia, and this patent, if issued, could extend the product life of this compound till 2026.

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

We currently have 6 employees, 2 of whom are part time. We do not expect significant changes in the number of our employees over the next year.

Revenues

We had no revenues related to our new pharmaceuticals business and we do not anticipate that we will derive any revenues from either product sales or licensing during the foreseeable future. We have no R&D co-development or other agreements which provide for future revenue or obligations to transfer rights to any of our intellectual property to third parties. We have agreed to pay Allergan and Vitae up to 12% of future net sales of products based on the licensed technology.

During the fiscal year ending September 30, 2007, we generated a net loss of $130,654 from discontinued operations.

Liquidity and Capital Resources

As of September 30, 2007, we had $14,941,723 of cash and cash equivalents. We have no significant capital expenditure requirements as of September 30, 2007.

We believe that available cash resources are likely to be sufficient to meet anticipated working capital requirements through May 2009.   However, we may seek additional funding for possible acquisitions, expansion of existing operations or other purposes. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Development Stage Enterprise

We are a development stage enterprise as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated will be considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Furthermore, our development activities are in the pre-clinical discovery stage. Research and development costs will therefore be expensed as incurred.

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123R, Share Based Payment (SFAS 123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in our financial statements. In addition, in March 2005 the SEC (the “SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements and notes thereto and the related reports of Gumbiner Savett, Inc. (“Gumbiner Savett”) and Jones Simkins, P.C. are attached to this Annual Report beginning at page F-1 and are incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 4, 2007, the Board of Directors of the Company dismissed Jones Simkins, P.C. (“Jones Simkins”) as the Company’s independent accountant. Jones Simkins served as our principal independent accountant from our inception on August 14, 2001, through June 4, 2007. No report of Jones Simkins on our financial statements for either of the past two years contained an adverse opinion or a disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principle. Since August 14, 2001 and through June 4, 2007: (i) we had no disagreements with Jones Simkins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Jones Simkins, would have caused it to make reference to the subject matter of the disagreement in connection with its report; and (ii) Jones Simkins did not advise us of any of the events requiring reporting.

Effective June 4, 2007, we engaged Gumbiner Savett as our independent accountant to audit our financial statements for our fiscal year ending September 30, 2007. Our Board of Directors approved the appointment of Gumbiner Savett. Prior to such engagement, we did not consult with Gumbiner Savett regarding either (i) the application of accounting principles to a specific, completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor advice was provided to the Company that the Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of a disagreement.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to this Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the SEC rules and forms. Based on the limited number of employees, the Company is unable to segregate accounting procedures over financial activities to provide adequate internal controls.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the name, age and position held by each of our executive officers and directors. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
Kurt Brendlinger	45	Director, Chairman of the Board
Harin Padma-Nathan	51	Director, President and Chief Executive Officer
Parkash Gill	57	Director
Sharyar Baradaran	39	Director and Secretary
Matt Borenzweig	48	Director
Steven Gershick	52	Chief Financial Officer

Business Experience and Directorships

The following describes the backgrounds of current executive officers and directors. There are no family relationships among any of our directors or officers.

Harin Padma-Nathan has been our president and Chief Executive Officer since May 2007 and has served as a director since June 2007. He also has been Chief Scientific Officer at Insyght Interactive, a medical communications company, since 2004. Dr. Padma-Nathan has been a Clinical Professor of Urology at the Keck School of Medicine of the University of Southern California since 1995, and has also been involved in numerous clinical research studies from 1994 to 2006, including erectile dysfunction (Principal Investigator for Viagra as well as other compounds listed in CV), Hypertension, BPH, Incontinence, Coronary Artery Disease, Female Sexual Dysfunction, and Prostate Cancer. His publications include two in the New England Journal of Medicine.

Kurt Brendlinger has been a director and our Chairman of the Board of Directors since April 2007. He also has been a partner of Santa Monica Capital Partners, LLC, a consulting firm where he is responsible for corporate and business development and strategy, capital raising, and seeking investment opportunities since June 2005. Mr. Brendlinger is also a Managing Director of Aaron Fleck & Associates, LLC, a registered investment advisor where he is responsible for deal sourcing, capital raising, venture capital and private equity investments and asset management, since July 2004. From January 2002 to June 2004, Mr. Brendlinger was Chief Executive Officer and President of Rainmakers, Inc., an internet marketing services company for the entertainment industry and currently serves as its Chief Executive Officer. Since June 2005, Mr. Brendlinger has been the Chief Financial Officer and a director of Santa Monica Media Corporation (AMEX.MEJ), a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset or stock acquisition or other similar business combination with an operating business in the communications, media, gaming and/or entertainment industries. Since October 2006, Mr. Brendlinger has been the Secretary and a director of ProElite, Inc. (PETE.PK), a company that conducts a mixed martial arts business both live and on line.

Parkash Gill has been a director since June 2007. He also has been a Professor of Medicine (Hematology, Oncology and Pathology) at the University of Southern California Keck School of Medicine since July 1999, where he holds an endowed chair in Cancer Therapeutics since July 2005.  He has been scientific advisor to Vasgene since 2002, and chairman of the scientific advisory board of Mesothelioma Research Foundation since its inception in 2001. He is an author of nearly 200 research publications in oncology. Dr. Gill has also demonstrated entrepreneurial translation of his research into viable companies, most recently Vasgene Therapeutics.

Sharyar Baradaran has been a director since June 2007. He also has served as Chief Executive Officer and chairman of BaradaranVentures, a privately held investment fund located in Los Angeles, California since January 2001. Since November 2003, Dr. Baradaran has served on the board of directors of InnerWorkings Inc., (NASDAQ - INWK), a leading provider of print and related procurement services to corporate clients utilizing a propriety technology and database creating a competitive bid process to procure, purchase and deliver printed products as part of a comprehensive outsourced enterprise solution and in individual transactions. Dr. Baradaran has served on the board of directors of Rainmakers, Inc., an Internet marketing services company for the entertainment industry from November 2002 until the present, on the board of directors of MOTA Inc., an Internet-based, used-vehicle remarketing solution to transact pre-owned cars on line from September 2005 until the present. From June 2002 until December 2004, and subsequently from August, 2006 to the present, Dr. Baradaran served on the advisory board of ISENSIX Inc., a propriety wireless and web-based system providing safety/quality management solutions for vital systems in hospital, blood bank, and clinical laboratories. Dr. Baradaran has been engaged as a consultant and on the advisory board of Echo Global Logistics Inc., a transportation management firm providing superior cost savings technology and services for companies ranging from small enterprises to the Fortune 100, from August 2005 until the present. Since April 2006, Dr. Baradaran has been a director of Santa Monica Media Corporation (AMEX.MEJ), a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset or stock acquisition or other similar business combination with an operating business in the communications, media, gaming and/or entertainment industries. Dr. Baradaran also served on the advisory board of KIYON Inc., a provider of autonomic mesh networking products, technology and services for wireless and wired markets, from December 2003 until September 2005.

Matt Borenzweig has served as a director since November 2007. Mr. Borenzweig has been senior vice president of sales and marketing at Cardiomems, Inc. since 2006. Prior to that position, he served as Vice President U.S. Sales, Endovascular at Medtronic Vascular, a position he held since 2000.

Steven Gershick was appointed as the Chief Financial Officer of the Company by the Board of Directors in September 2007. Mr. Gershick has served as a consultant to the Company since June 2007. Mr. Gershick will serve the Company on a part-time and non-exclusive basis. Mr. Gershick is also the Chief Financial Officer of Santa Monica Capital Partners and a financial and securities regulation consultant to Santa Monica Media Corporation. Prior to such positions, he served as Chief Financial Officer of PrimeGen Biotech, LLC, a stem cell research company, since 2004, and as a financial and securities regulation consultant for St. Cloud Capital Partners, LP, an SBIC providing mezzanine financing to middle market companies, since 2006. From 2002 until 2005, Mr. Gershick served as a financial and securities regulations consultant for Amazing Global Technologies, Ltd. and as Chief Financial Officer of Case Financial, Inc. Prior to such engagements, Mr. Gershick served as President and
Chief Executive Officer of Spatializer Audio Laboratories, Inc. and its operating subsidiaries from 1992 to 1998. Mr. Gershick has been a certified public accountant since 1979.

Business Experience of Key Employee

Rosh Chandraratna, age 59, has been our Chief Scientific Officer since May 2007. He also has served in various research and development positions at Allergan, Inc., including Vice President, Retinoid Research, from 1984 to May 2004, where he directed a multidisciplinary group focused on drug discovery research primarily in the areas of dermatology, oncology and metabolic disease. Dr. Chandraratna is the sole inventor of tazarotene (Tazorac, Avage), and he led the Tazarotene Development Team from its inception through successful NDA and global regulatory filings. In addition to tazarotene, he is an inventor of five other drugs which are currently in human clinical trial or preclinical development. Dr. Chandraratna was subsequently Senior Vice President, R&D, at Vitae Pharmaceuticals, Inc. from May 2004 until September, 2006, where he led research and development efforts in the cancer, cancer supportive care and dermatology areas, and brought 3 compounds into clinical development. Prior to joining us, Dr. Chandraratna was Senior Vice President, R&D at Acucela from September 2006 to May, 2007, where he led all discovery research, preclinical development and clinical development activities in ophthalmology with particular emphasis on blinding retinal degenerative diseases. Dr. Chandraratna has published over 150 research articles and is an inventor on over 200 issued U.S. Patents.

Committees of the Board

Audit Committee

We do not presently have an audit committee. The Board of Directors acts in that capacity and has determined that we do not currently have an audit committee financial expert serving on our audit committee or Board of Directors. Because of the relatively small size of our Board of Directors and our Company, we believe that a financial expert is unnecessary to monitor our financial operations and it is in the best interest of the Company for all the members of the Board of Directors to be involved in the duties that would be performed by an audit committee.

Scientific Board

We have established a Scientific Board to assist our management in the areas of expertise of the members of our Scientific Board. Dr. Gill has been appointed the Chairman of our Scientific Board, and with Dr. Gill, we are in the process of identifying and recruiting other individuals to serve on this board.

Code of Ethics

We have a code of ethics and insider trading policy that applies to our directors, officers and employees. A copy of the Company’s Code of Ethics is attached to this Annual Report as an exhibit and incorporated herein by reference. We also will provide without charge a copy of the code of ethics to any person who so requests by a letter addressed to the Corporate Secretary, NuRx Pharmaceuticals, Inc., 18 Technology, Suite 130, Irvine, California 92618.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of the outstanding shares of our common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended September 30, 2007, all other Reporting Persons complied with all applicable Section 16 filing requirements on a timely basis except that the initial filings for Dr. Padma-Nathan, Dr. Baradaran, Absolute Return Europe Fund and Absolute Octane Fund were not filed on a timely basis. To the Company’s knowledge, there were no other late reports of any transactions by these filers.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table summarizes compensation paid or, or earned by our Chief Executive Officer and the Chief Financial Officer. No other officer received annual compensation in excess of $100,000 for the fiscal year ended September 30, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harin Padma-Nathan, Chief Executive Officer (2)	2007	$65,385		—	$750,000	—	—	—	$815,385
Steven Gershick, Chief Financial Officer(3)	2007	$30,440		—	—	—	—	—	$30,440
Matthew Evans, former Chief Executive Officer (4)	2007	$15,000		—	—	—	—	—	$15,000
Craig Davis, former Chief Executive Officer and Director	2007	$79,100	(5)	—	—	—	—	—	$79,100
	2006	$96,000		—	—	—	—	—	$96,000

(1) This value represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to the named director in fiscal year 2007, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2007 grants, refer to Note 9 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

(2) Dr. Padma-Nathan was appointed as Chief Executive Officer on May 31, 2007. See “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act” of this Annual Report.

(3) This amount includes $10,594 received by Mr. Gershick for services provided as a consultant from May 2007 until July 31, 2007 when he became employed. Mr. Gershick was appointed as Chief Financial Officer on September 20, 2007. See “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act” of this Annual Report.

(4) Mr. Evans served as the sole officer and director of the Company from October 2006 until May 2006.

(5) Mr. Davis resigned as CEO of the Company in October 2006. From October 2006 until May 2007, he was compensated as a consultant to the Company.

Employment Agreements and Severance Agreements

The Company entered into several new employment agreements with newly appointed executive officers and key employees of the Company.

Harin Padma-Nathan has served as our Chief Executive Officer and President since May 31, 2007. We entered a five-year employment agreement with Dr. Padma-Nathan pursuant to which we agreed to pay Dr. Padma-Nathan an annual salary of $200,000. Thereafter, the salary will increase by a minimum of 5% on May 31 of each year during the term of his employment. Dr. Padma-Nathan’s agreement also provides him an option to purchase up to 3,474,000 shares of our common stock at an exercise price of $1.00 on the terms and conditions of our 2007 Plan. The agreement provides discretion for our Board of Directors to grant a bonus to Dr. Padma-Nathan based upon our and Dr. Padma-Nathan’s performance. This agreement can be terminated by either of us for cause or by Dr. Padma-Nathan for good reason, as such terms are defined in the agreement.

Steven Gershick has served as our Chief Financial Officer since September 20, 2007. We entered into a five-year employment agreement with Mr. Gershick pursuant to which the Company agreed to pay Mr. Gershick an annual salary of $120,000. Thereafter, the salary will increase by a minimum of 5% each year during the term of his employment. The agreement provides discretion for the Company’s Board of Directors to grant a bonus to Mr. Gershick based upon the performance of the Company and Mr. Gershick. This agreement can be terminated by either the Company for cause or by Mr. Gershick for good reason, as such terms are defined in the agreement.

Dr. Rosh Chandraratna serves as our Chief Scientific Officer. We entered into a five-year employment agreement with Dr. Chandraratna on May 25, 2007, which presently expires on June 4, 2012, pursuant to which he receives $250,000 per year, subject to annual minimum increases of 5%. The agreement provides discretion for our Board of Directors to grant a bonus to Dr. Chandraratna based upon our and his performance. This agreement can be terminated by either of us for cause or by Dr. Chandraratna for good reason, as such terms are defined in the agreement.

Stock Option Grants

The following table sets forth information as of September 30, 2007 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED SEPTEMBER 30, 2007

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Harin Padma-Nathan, Chief Executive Officer (1)	173,700	3,300,300	—	$1.00	5/31/2012
Steven Gershick, Chief Financial Officer	—	—	—	—	—
Craig Davis, former President and Director	—	—	—	—	—

(1) On May 31, 2007, in connection with the employment agreement as Chief Executive Officer, Dr. Padma-Nathan was issued options to purchase 3,474,000 common shares of the Company for an exercise price of $1.00 per share. The option shares vest in equal installments every 90 days from the date of the agreement over the course of his 5 year employment agreement. Dr. Padma-Nathan’s options are to be treated for tax purposes as incentive stock option’s to the extent they meet such criteria.

Stock Option Plan

In September 2007, we adopted the 2007 Stock Compensation Plan, or the 2007 Plan, pursuant to which we are authorized to grant awards of up to 15,000,000 shares of common stock to our employees, officers, directors, consultants and advisors, subject to adjustment provisions of the 2007 Plan that are applicable in the event of a stock dividend, stock split, reverse stock split, recapitalization, combination, reclassification, security issuance or similar transaction.

The 2007 Plan is to be administered by our Board of Directors or a committee to whom the Board of Directors has delegated some or all of the administration of the 2007 Plan. As of the date of this Annual Report, the Board of Directors administers the 2007 Plan. The Board of Directors may also delegate nondiscretionary administrative duties to such employees of the Company as it deems proper.

The Board of Directors will determine the persons to whom awards shall be made, the number of shares to be covered by each award, and the terms thereof. In doing so, the Board of Directors shall take into account the duties of the respective persons, their present and potential contributions to the success of the Company and such other factors as the Board of Directors shall deem relevant in connection with accomplishing the purposes of the 2007 Plan. Under the 2007 Plan, the Board of Directors can make awards of options, stock appreciation rights (“SARs”), performance shares, and restricted stock. Each type of award may be made alone, in addition to, or in relation to any other type of award. Unless otherwise determined by our Board of Directors, awards granted under the 2007 Plan are not transferable other than by will or by the laws of descent and distribution. No award shall have a term exceeding ten years, measured from the date of the grant.

In the event that the Company or the division, subsidiary or other affiliated entity for which a 2007 Plan participant performs services is sold, merged, consolidated, reorganized or liquidated, all unvested options immediately vest. Furthermore, the Board of Directors may take any one or more of the following actions as to outstanding awards: (i) provide that such awards shall be assumed, or substantially equivalent awards shall be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) on such terms as the Board of Directors determines to be appropriate, (ii) upon written notice to 2007 Plan participants, provide that all unexercised options or SARs shall terminate immediately prior to the consummation of such transaction unless exercised by the 2007 Plan participant within a specified period following the date of such notice, (iii) in the event of a sale or similar transaction under the terms of which holders of the common stock of the Company receive a payment for each share surrendered in the transaction, make or provide for a payment to each option and/or SAR holder equal to the amount such holder would receive if they had exercised the option or SAR immediately prior to such sale, or (iv) make such other adjustments, if any, as the Board of Directors determines to be necessary or advisable to provide each 2007 Plan participant with a benefit substantially similar to that to which the 2007 Plan participant would have been entitled had such event not occurred.

The Board of Directors may amend, suspend or terminate the 2007 Plan or any portion thereof at any time; provided, however, that no amendment shall be made without stockholder approval if such approval is necessary to comply with any applicable tax or regulatory requirement. The Board of Directors may amend, modify or terminate any outstanding award, including substituting therefor another award of the same or a different type, and changing the date of exercise or realization, provided that the 2007 Plan participant’s consent to such action shall be required unless the Board of Directors determines that the action, taking into account any related action, would not materially and adversely affect the 2007 Plan participant.

During the fourth quarter of 2007, we granted 50,000 shares of restricted stock and options under the 2007 Plan to purchase 250,000 shares at an exercise price of $1.00 per share. As of September 30, 2007, there were outstanding options under the 2007 Plan to purchase approximately 3,724,000 shares of our common stock at a weighted- average exercise price of approximately $1.00 per share, and 50,000 shares of restricted stock.

Compensation of Directors

During the fiscal year ended September 30, 2007, we did not pay any of our directors any cash compensation for serving on the Board of Directors of Directors. We did however grant Dr. Baradaran an option to purchase 200,000 shares at an exercise price of $1.00 per share, as compensation for services as a non-employee director. The option was fully vested at the time of grant. The fair value of the option award is estimated on the date of grant using the Black-Scholes option pricing model is $43,200. We made a similar grant to Mr. Borenzweig, who was appointed on November 27, 2007. The options expire five years from the date of grant.

The following table sets forth information concerning the compensation paid to each of our directors during 2007 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED SEPTEMBER 30, 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harin Padma-Nathan (2)
Kurt Brendlinger						(3)
Parkash Gill						(4)
Sharyar Baradaran			$43,200				$43,200
Matt Borenzweig			(5)

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to the named director in fiscal year 2007, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2007 grants, refer to Note 9 and Note 12 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

(2) The compensation received by Dr. Padma-Nathan from the Company was disclosed in full under the Summary Compensation Table. He receives no additional compensation for his services as a director.

(3) Mr. Brendlinger is an affiliate of Santa Monica Capital Partners, LLC. Santa Monica Capital Partners II provides consulting services to the Company. This agreement contemplates Mr. Brendlinger’s service as director. See “Item 12. Certain Relationships and Related Transactions” of this Annual Report.

(4) Dr. Gill is an affiliate of SOQ, Inc. SOQ, Inc. provides consulting services to the Company. This agreement contemplates Mr. Brendlinger’s service as director. See “Item 12. Certain Relationships and Related Transactions” of this Annual Report.

(5) Mr. Borenzweig was not appointed as a director until November 27, 2007, after the end of the fiscal year ended September 30, 2007. The fair value of the option award is estimated on the date of grant using the Black-Scholes option pricing model is $41,800.

Indemnification of Directors and Officers

Under Nevada law, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act. Our articles of incorporation provide that, pursuant to Nevada law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the articles of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of nonmonetary relief will remain available under law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of the law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under law. The provision also does not affect a director’s responsibilities under any other law, the federal securities laws or state or federal environmental laws.

Our Bylaws provide for the indemnification of our directors and officers to the fullest extent permitted by Nevada law. Our Bylaws further provide that our Board of Directors has discretion to indemnify our other employees. We are also required to advance, prior to the final disposition of any proceeding, promptly on request all expenses incurred by any director or executive officer in connection with that proceeding, provided however that if so required by Nevada law, the advance of such expenses shall be made only upon delivery to the Company of an undertaking by or on behalf of that director or executive officer to repay any advanced amounts if it should be determined ultimately that he or she is not entitled to be indemnified under the our Bylaws or otherwise.

In the agreement that we entered into with Dr. Padma-Nathan, our President and Chief Executive Officer, we agreed to indemnify him for all claims arising out of performance of his duties, other than those arising out of his breach of the agreement or his gross negligence or willful misconduct.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us for expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as otherwise noted, the following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 21, 2007, for: (i) each person who is known by us to beneficially own more than five percent of the our common stock, (ii) each of our directors, (iii) our Named Executive Officers, as defined in Regulation S-B Item 402(a), and (iv) all directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable within 60 days. Information with respect to beneficial ownership has been furnished to us by each, director, executive officer or 5% or more stockholder, as the case may be. Unless otherwise indicated, to our knowledge, each stockholder possesses sole voting and investment power over the shares listed, except for shares owned jointly with that person’s spouse. Percentages are calculated according to 126,324,327 shares that are considered to be beneficially owned as of December 21, 2007 according to the rules of the SEC. Of these shares, only 113,576,927 shares of common stock are issued and outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Total
Dr. Harin Padma-Nathan(2)(3) Director, CEO and President	2,847,400	2.3%
Kurt Brendlinger (4) Director	13,750,000	10.8%
Sharyar Baradaran(2)(5) Director and Secretary	700,000	*
Dr. Parkash Gill(2)(6) Director	24,000,000	19.0%
Matt Borenzweig (7) Director	200,000	*
Steven Gershick Chief Financial Officer	0	*
Executive Officers and Directors as a Group (six persons)	41,497,400	32.8%
Hunter World Markets, Inc.(8) Penthouse Suite 9300 Wilshire Boulevard Beverly Hills, California 90212	21,500,000	17.0%
Santa Monica Capital Partners II, LLC (4) 11845 W. Olympic Boulevard, # 1125W Los Angeles, CA 90064	13,750,000	10.8%
Absolute Return Europe Fund c/o Hunter World Markets, Inc. Penthouse Suite 9300 Wilshire Boulevard Beverly Hills, California 90212	12,000,000	9.5%
Absolute East West Fund c/o Hunter World Markets, Inc. Penthouse Suite 9300 Wilshire Boulevard Beverly Hills, California 90212	6,000,000	4.7%
Absolute Octane Fund c/o Hunter World Markets, Inc. Penthouse Suite 9300 Wilshire Boulevard Beverly Hills, California 90212	17,000,000	13.5%
Vitae Pharmaceuticals, Inc. 502 West Office Center Drive Fort Washington, PA 19034	7,026,927	5.6%

* Less than 1%.

1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as our address.

(2)	On June 10, 2007, Mr. Evans resigned as a director and the appointments of Dr. Padma-Nathan, Dr. Baradaran and Dr. Gill as directors of the Company became effective.

(3)
These shares include 500,000 shares held in an IRA trust account and Dr. Padma-Nathan’s option to purchase 173,700 shares that vested on August 29, 2007 and 173,700 shares that vested on November 28, 2007. The vested options are part of the option to purchase 3,474,000 shares granted to Dr. Padma-Nathan on May 31, 2007 pursuant to his employment agreement with the Company. The options vest in installments of 173,700 shares every 90 days.

(4)
These shares are owned by Santa Monica Capital Partners II, LLC. Mr. Brendlinger owns a one-third membership interest through E’s Holdings, Inc., a California corporation. Mr. Brendlinger disclaims beneficial ownership of the shares owned by Santa Monica Capital Partners II, LLC in excess of his percentage ownership of Santa Monica Capital Partners II, LLC.

(5)
These shares include 500,000 shares that are owned by the Baradaran Revocable Trust. Dr. Baradaran is deemed to beneficially own these shares because he has investment and voting power over the shares. These shares include the 200,000 shares underlying the option granted to Dr. Baradaran on July 20, 2007. This option is 100% vested and expires five years from the date of grant. The fair value of the option award is estimated on the date of grant using the Black-Scholes option pricing model is $43,200.

(6)
Dr. Gill directly owns 20,000,000 shares. The remaining 4,000,000 shares are held by Dr. Gill as a custodian for his two minor children. Dr. Gill may be considered the control person of the shares held by his two children.

(7)	These shares include the 200,000 shares underlying the option granted to Mr. Borenzweig on November 27, 2007. This option is 100% vested and expires five years from the date of grant.

(8)
These shares include the 12,000,000 shares underlying a six-year warrant to purchase shares which will become exercisable on February 18, 2008, but do not include the 300,000 shares underlying a six-year warrant which cannot be exercised until February 29, 2008.

Equity Compensation Plan Information

The following table summarizes as of September 30, 2007, the number of securities to be issued upon the exercise of outstanding derivative securities (options and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights	Weighted-average exercise price of outstanding options, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,774,000	$1.00	11,226,000
Equity compensation plans not approved by security holders	12,400,000	$1.00	—
Total	16,174,000	$1.00	11,226,000

The only equity compensation plan approved by our security holders is the 2007 Stock Compensation Plan. Under the 2007 Plan, the Board of Directors can make awards of options, stock appreciation rights, performance shares, and restricted stock. Under the 2007 Plan, the Company has issued an incentive stock option to Dr. Padma-Nathan to purchase 3,474,000 shares of the Company’s common stock, a nonqualified stock option to Dr. Baradaran to purchase 200,000 shares of the Company’s common stock, a nonqualified stock option to Mr. Ketteridge to purchase 50,000 shares of the Company’s common stock and 50,000 shares of restricted stock to Mr. Ketteridge. See “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act” of this Annual Report.

The Company has also issued equity compensation outside of the 2007 Plan to Hunter World Markets in connection with the services provided by Hunter World Markets for the Company’s private placement of its common stock. Hunter World Markets was issued i) a six-year warrant, dated May 16, 2007, to purchase 12,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share and vesting on February 18, 2008; and ii) a six-year warrant, dated June 29, 2007, to purchase 300,000 shares of the Company’s common stock at a purchase price of $1.00 per share and vesting on February 29, 2008. Both warrants expire in May 2013. IMG was also given a warrant to purchase 100,000 shares of common stock outside the 2007 Plan pursuant to a services agreement with the Company. In November 2007, half of these warrants were cancelled in accordance with the terms of the agreement with IMG. The warrant for the remaining 50,000 shares has a strike price of $1.50 per share.

Effective October 31, 2007, the Company also issued 7,026,927 shares of common stock to Vitae in connection with the license agreement between Vitae and the Company, dated May 11, 2007. This issuance of stock was not approved by stockholders.

Changes in Control

We are not aware of any arrangements that may, at a subsequent date, result in a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended September 30, 2007, the Company has engaged in the following related transactions as described in Item 404 of Regulation S-B:

In connection with the sale of securities by the Company in April and May of 2007, certain Company shareholders agreed to cancel an aggregate of 7,759,000 shares of common stock in consideration for an aggregate of $750,000. The cancelled shares were not purchased by the Company pursuant to any publicly announced repurchase plan or program.

Kurt Brendlinger holds a 1/3 membership interest in Santa Monica Capital Partners, LLC, a California limited liability company, through E’s Holdings, Inc., a California corporation. Santa Monica Capital Partners was retained by us to provide consulting services relating to strategic planning, investor relations and corporate governance for a monthly fee of $30,000 for a six-month period from May 1, 2007 to October 31, 2007, for an aggregate fee of $180,000. The consulting agreement has a provision providing for automatic extensions at the end of each 6-month term, unless either party provides 30-day written notice stating that such party does not wish to extend the consulting agreement prior to end of such term. The term has been extended to April 30, 2008.

Pursuant to a Subscription Agreement between the Company and the Baradaran Revocable Trust, dated May 30, 2007, and a Subscription Agreement between the Company and City National Bank, Trustee FBO Harin Padma-Nathan IRA, dated June 25, 2007, the Company issued to each the Baradaran Revocable Trust and City National Bank, Trustee FBO Harin Padma-Nathan IRA 500,000 shares of common stock at $0.50 per share, for an aggregate purchase price of $500,000. The Baradaran Revocable Trust is an affiliate of Dr. Baradaran, and City National Bank, Trustee FBO Harin Padma-Nathan IRA is an affiliate of Dr. Padma-Nathan, both of whom are members of our Board of Directors.

On November 5, 2007, we entered into a five year consulting agreement with SOQ, Inc., a life sciences company affiliated with Dr. Gill, a member of the Company’s Board of Directors. Under the agreement, SOQ, Inc. will furnish the services to the Company to facilitate the clinical trials of NuRx compounds. In exchange, SOQ, Inc. will receive consideration of $200,000 per year, with a minimum increase of 5% each year during the term of the agreement. The agreement provides discretion for the Company’s Board of Directors to grant a bonus to SOQ, Inc. based upon the performance of the Company and SOQ, Inc.

Director Independence

As of the date of this Annual Report, only Dr. Baradaran and Mr. Borenzweig are considered “independent” as defined under the Nasdaq Stock Market’s listing standards. In determining independence, the Board of Directors reviews whether directors have any material relationship with us. The Board of Directors considers all relevant facts and circumstances. In assessing the materiality of a director's relationship to us, the Board of Directors is guided by the standards set forth below and considers the issues from the director's standpoint and from the perspective of the persons or organizations with which the director has an affiliation. The Board of Directors reviews commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, if applicable. An independent director must not have any material relationship with us, either directly or indirectly as a partner, stockholder or officer of an organization that has a relationship with us, or any other relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

A director will not be considered independent in the following circumstances:

(1) The director is, or has been in the past three years, an employee of the Company, or a family member of the director is, or has been in the past three years, an executive officer of the Company.

(2) The director has received, or has a family member who has received, compensation from us in excess of $100,000 in any 12 month period in the past three years, other than compensation for board service, compensation received by the director's family member for service as a non-executive employee, and benefits under a tax-qualified plan or other non-discretionary compensation.

(3) The director is, or has a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor, who worked on our audit at any time during any of the past three years.

(4) The director is a family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer.

(5) The director is, or has a family member who is, employed as an executive officer of another entity where, at any time during the past three years, any of our executive officers served on the compensation committee of that other entity.

(6) The director is, or a family member is, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed the greater of 5% of the recipient's consolidated gross revenues for that year, or $200,000.

ITEM 13.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation.(1)

3.2	Certificate of Designation.(1)

3.3	Certificate of Amendment to the Certificate of Designation.(1)

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated April 27, 2007.(2)

3.5	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated October 23, 2007.(3)

3.6	Bylaws.(1)

4.1	Registration Rights Agreement as of May 16, 2007 between the Company and the Purchasers named therein.(4)

4.2	Placement Agent Warrant issued to Hunter World Markets, Inc. on May 16, 2007.(4)

4.3
Lock-up Agreement dated as of May 16, 2007, by and among the Company and the shareholders, Santa Monica Capital Partners II, LLC, Dr. Parkash Gill, Dr. Parkash Gill, custodian for Dhillon Gill, Dr. Parkash Gill, custodian for Noorean Gill, Harin Padma-Nathan, Marc Ezralow, David Ficksman, Roshantha Chandraratna.(5)

4.4	Warrant issued to Investor Media Group, Inc., dated July 20, 2007. (6)

4.5	Placement Agent Warrant issued to Hunter World Markets, Inc. on June 29, 2007. (7)

10.1	Asset Purchase Agreement, dated May 31, 2007, by and between Quest Group International, Inc. and Quest Group, LLC. (8)

10.2	Form of Subscription Agreement, dated April 27, 2007, by and between the Company and the Purchasers named therein.(2)

10.3	Form of Subscription Agreement dated as of May 16, 2007, by and among the Company and the Purchasers named therein.(4)

10.4	Form of Subscription Agreement dated as of May 30, 2007, by and among the Company and the Baradaran Revocable Trust.(5)

10.5	Securities Purchase Agreement dated as of June 25, 2007, by and among the Company and City National Bank, Trustee FBO Harin Padma-Nathan IRA. (7)

10.5
License Agreement between the Company and Vitae Pharmaceuticals, Inc., dated May 11, 2007.(5) Portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for a confidential treatment.

10.6	Employment Agreement between the Company and Rosh Chandraratna, dated May 25, 2007.(5)

10.7	Employment Agreement between the Company and Harin Padma-Nathan, dated May 31, 2007.(5)

10.8	Employment Agreement between the Company and Steven Gershick, dated September 21, 2007.(9)

10.9	Consulting Agreement between the Company and Parkash Gill, dated May 31, 2007.(10)

10.10	2007 Stock Compensation Plan of Company.(5)

10.11	Termination Agreement dated July 20, 2007, by and between Quest Group International, Inc. and Bateman Dynasty, LC.(6)

14.1	Code of Ethics.

19.1	Information Statement on Schedule 14C, filed on October 1, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

(1) Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628.

(2) Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 30, 2007.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007.

(4) Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 22, 2007.

(5) Incorporated by reference to the Company’s Registration Statement on Form SB-2, dated July 3, 2007.

(6) Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 26, 2007.

(7) Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 29, 2007.

(8) Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 8, 2007.

(9) Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 21, 2007.

(10) Incorporated by reference to the Company’s Current Report on Form 8-K, dated November 9, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Gumbiner Savett served as our independent registered public accounting firm for the fiscal year ending September 30, 2007. The following table shows the fees that were paid or accrued by us for audit and other services provided by Gumbiner Savett for the 2007 fiscal years from their appointment on June 4, 2007.

2007
Audit Fees (1)	$74,567
Audit Related Fees (2)	$0
Tax Fees (3)	$0
All Other Fees (4)	$0
Total	$74,567

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-QSB quarterly reports and Form 10-KSB annual report and services that are normally provided in connection with statutory or regulatory filings for the fiscal year ended 2007.

(2) Audit related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not otherwise reported.

(3) Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4) All other fees include services rendered in connection with the review of our Registration Statements and Edgarization services for our SEC Edgar filings.

All audit related services, tax services and other services rendered by Gumbiner Savett were pre-approved by our Board of Directors. It is the Company’s policy to pre-approve all services to be provided by our principal accountant.

Prior to the appointment of Gumbiner Savett, Jones Simpkins, P.C. (“Jones Simpkins”) served as our independent registered public accounting firm until June 4, 2007 and the fiscal year ended September 30, 2006. The following table shows the fees that were paid or accrued by us for audit and other services provided by Jones Simpkins during the 2007 and 2006 fiscal years.

	2006	2007
Audit Fees (1)	$19,296	$21,912
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$2,038	$2,550
All Other Fees (4)	$0	$0
Total	$21,334	$24,462

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-QSB quarterly reports, Form 10-KSB annual report, and Form SB-2, and services that are normally provided in connection with statutory or regulatory filings for the fiscal year ended 2007.

(2) Audit related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not otherwise reported.

(3) Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4) All other fees include services rendered in connection with the review of our Registration Statements and Edgarization services for our SEC Edgar filings.

All audit related services, tax services and other services rendered by Jones Simpkins were pre-approved by our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NURX PHARMACEUTICALS, INC.

Date: December 26, 2007	By:	/s/ Harin Padma-Nathan
Harin Padma-Nathan President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harin Padma-Nathan	President & Chief Executive Officer	December 26, 2007
Harin Padma-Nathan	(Principal Executive Officer)

/s/ Steven Gershick	Chief Financial Officer (Principal Financial and	December 26, 2007
Steven Gershick	Accounting Officer)

/s/ Kurt Brendlinger	Director	December 26, 2007
Kurt Brendlinger

/s/ Parkash Gill	Director	December 26, 2007
Parkash Gill

/s/ Sharyar Baradaran	Director & Secretary	December 26, 2007
Sharyar Baradaran

/s/ Matt Borenzweig	Director	December 26, 2007
Matt Borenzweig

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
NuRx Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of NuRx Pharmaceuticals, Inc. (the “Company”) (a corporation in the development stage) as of September 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuRx Pharmaceuticals, Inc. as of September 30, 2007, and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

/s/ GUMBINER SAVETT INC.
GUMBINER SAVETT INC.

December 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
NuRx Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of NuRx Pharmaceuticals, Inc. (the “Company”) (a corporation in the development stage) as of September 30, 2006, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuRx Pharmaceuticals, Inc. as of September 30, 2006, and the results of its operations and cash flows for the year then ended in conformity with United States generally accepted accounting principles.

/s/ JONES SIMKINS, P.C.
JONES SIMKINS, P.C.

December 20, 2007

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Balance Sheets
September 30, 2006 and 2007

	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$14,941,723	$-
Prepaid expenses	55,832	-
Assets of discontinued operations	-	401,735

Total current assets	14,997,555	401,735

Property and equipment, net of accumulated depreciation and amortization of $1,382	27,825	-

Rent deposit	27,093	-

Total assets	$15,052,473	$401,735

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$103,441	$-
Due to related parties	36,090	-
Liabilities of discontinued operations	-	119,081

Total current liabilities	139,531	119,081

Commitments and contingencies

Stockholders' Equity
Series A preferred stock, $.001 par value, 1,000,000 shares designated, no shares issued and outstanding	-	-

Series B preferred stock, $.001 par value, 500,000 shares designated, no shares issued and outstanding	-	-

Common stock, $.001 par value, 150,000,000 and 50,000,000 shares authorized respectively, 114,259,000 and 10,259,000 shares issued respectively, and 106,500,000 and 10,259,000 shares outstanding respectively	114,309	10,259
Additional paid-in capital	18,467,156	105,541
Treasury stock	(750,000)	-
Accumulated deficit during development stage	(2,954,723)	-
Retained earnings	36,200	166,854

Total stockholders' equity	14,912,942	282,654

Total liabilities and stockholders' equity	$15,052,473	$401,735

See Notes to Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Statements of Operations
For the years ended September 30, 2007 and 2006, and development stage from inception (May 1, 2007) through September 30, 2007

	2007	2006	Inception (May 1, 2007) through September 30, 2007

Operating Expenses:

General and administrative (includes stock based compensation of $65,829, $0, and $65,829, and related party consulting fees of $164,700, $0, and $164,700 respectively)	$818,596	$-	$818,596
Research and clinical development (includes related party consulting fees of $6,090, $0, and $6,090 respectively)	2,387,149	-	2,387,149
Total operating expenses	3,205,745	-	3,205,745

Other income, net
Interest income	263,647	-	263,647
Interest expense	(12,625)	-	(12,625)
Total other income, net	251,022	-	251,022

Loss from continuing operations	(2,954,723)	-	(2,954,723)

Income (Loss) from discontinued operations, net of income tax of $0 and $57,000 respectively	(130,654)	192,703	-

Net Income (loss)	$(3,085,377)	$192,703	$(2,954,723)

Income (Loss) per common share - basic and diluted
From continuing operations	$(0.06)	$(0.00)	$(0.03)
From discontinued operations	$(0.00)	$0.02	$(0.02)

Weighted average common shares - basic and diluted	49,861,488	10,257,000	103,088,464

See Notes to Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Statements of Stockholders' Equity
For the Years Ended September 30, 2007 and 2006

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Retained Earnings	Accumulated Deficit During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	Stage	Total
Balance at October 1, 2005	-	$-	5,000	$5	10,254,000	$10,254	$105,541	-	$-	$(25,849)	$-	$89,951

Conversion of Series B preferred stock to common stock	-	-	(5,000)	(5)	5,000	5	-	-	-	-	-	-

Net income	-	-	-	-	-	-	-	-	-	192,703	-	192,703

Balance at October 1, 2006	-	$-	-	$-	10,259,000	$10,259	$105,541	-	$-	$166,854	$-	$282,654

Private placement April 27, 2007, 63,000,000 common shares at $0.001 per share	-	-	-	-	63,000,000	63,000	-	-	-	-	-	63,000

Private placement May 16, 2007, 40,000,000 common shares at $0.50 per share	-	-	-	-	40,000,000	40,000	19,960,000	-	-	-	-	20,000,000

Private placement June 25, 2007, 1,000,000 common shares at $0.50 per share	-	-	-	-	1,000,000	1,000	499,000	-	-	-	-	500,000

Private placement fees, reorganization costs and related registration costs, including fair value of warrants	-	-	-	-	-	-	(5,151,228)	-	-	-	-	(5,151,228)

Share-based compensation	-	-	-	-	50,000	50	65,779	-	-	-	-	65,829

Fair value of warrants issued in connection with private placements	-	-	-	-	-	-	2,988,064	-	-	-	-	2,988,064

Repurchase of 7,759,000 common shares, May 2007	-	-	-	-	-	-	-	(7,759,000)	$(750,000)	-	-	(750,000)

Net loss	-	-	-	-	-	-	-	-	-	(130,654)	(2,954,723)	(3,085,377)

Balance at September 30, 2007	-	$-	-	$-	114,309,000	$114,309	$18,467,156	(7,759,000)	$(750,000)	$36,200	$(2,954,723)	$14,912,942

See Notes to Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Statements of Cash Flows
For the Years Ended September 30, 2007 and 2006 and development stage from inception (May 1, 2007) through September 30, 2007

	2007	2006	Inception (May 1, 2007) through September 30, 2007
Cash flows from operating activities:

Net loss	$(3,085,377)	$-	$(2,954,723)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	130,654	-	-
Depreciation and amortization	1,382	-	1,382
Share-based compensation	65,829	-	65,829
Changes in operating assets and liabilities:
Prepaid expenses	(55,832)	-	(55,832)
Accounts payable and accrued expenses	139,531	-	139,531
Net cash used in continuing operating activities	(2,803,813)	-	(2,803,813)
Net cash provided by discontinued operating activities	91,405	181,390	41,146
Net cash provided by (used in) operating activities	(2,712,408)	181,390	(2,762,667)

Cash flow from investing activities:

Purchase of property and equipment	(29,207)	-	(29,207)
Rent deposit	(27,093)	-	(27,093)
Net cash used in continuing investing activities	(56,300)	-	(56,300)
Net cash used in discontinued investing activities	(1,500)	(13,157)	-
Net cash used in investing activities	(57,800)	(13,157)	(56,300)

Cash flows from financing activities:
Private placements of common shares	20,563,000	-	20,563,000
Private placement offering costs	(2,163,164)	-	(2,163,164)
Proceeds of note payable	125,000	-	125,000
Repayment of note payable	(125,000)	-	(125,000)
Redemption of treasury stock	(750,000)	-	(750,000)
Net cash provided by continuing financing activities	17,649,836	-	17,649,836
Net cash used in discontinued financing activities	-	(173,000)	-
Net cash provided by (used in) financing activities	17,649,836	(173,000)	17,649,836

Net increase (decrease) in cash and cash equivalents	14,879,628	(4,767)	14,830,869
Cash transferred to discontinued operations	(166,463)	-	(166,463)
Cash and cash equivalents, beginning of period	228,558	233,325	277,317
Cash and cash equivalents, end of period	$14,941,723	$228,558	$14,941,723

See Notes to Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Statements of Cash Flows
For the Years Ended September 30, 2007 and 2006 and development stage from inception (May 1, 2007) through September 30, 2007

Supplemental disclosure of cash flow information
Cash paid for
Income taxes	$-	$-	$-
Interest	$12,625	$-	$12,625

In 2007, the Company incurred $5,151,228 in private placement fees, reorganization costs and related registration costs, which included the issuance of warrants with a fair value of $2,988,064.

See Notes to Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Notes to Financial Statements
September 30, 2007

Note 1 - The Company and its significant Account Policies

General:

Since NuRx Pharmaceuticals, Inc.’s (the “Company”) inception on August 14, 2001, it has been primarily engaged in the sale of nutritional products. Beginning in May 2007, the Company entered into a plan of reorganization including a series of private placements, a change in directors and management, redemption of common shares of controlling shareholders prior to May 2007, sale of its nutritional products business, and began to pursue a new business plan as a development-stage company in the biotechnology and pharmaceuticals industry with a focus on nuclear receptor target therapeutics for cancer. On October 24, 2007, in recognition of its new business focus, the Company changed its name to NuRx Pharmaceuticals, Inc.

Development Stage Enterprise:

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is devoting substantially all of its present efforts to establish a new pharmaceutical business, and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since inception (May 1, 2007) have been considered as part of the Company's development stage activities. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company. The Company’s products will be governed in the United States by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and potentially various foreign government agencies. There can be no assurance that the Company will obtain or maintain the regulatory approvals required to market its products.

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

Cash and Cash Equivalents:

Cash equivalents are highly liquid investments with original maturities of three months or less when purchased. Cash equivalents consist of institutional money market funds.

Property and Equipment:

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 5 years. Leasehold improvements are amortized over the shorter of the life of the lease or their useful lives.

Income Taxes:

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

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of basic earnings (loss) per share (“Basic EPS”) and diluted earnings (loss) per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the years ended September 30, 2007 and 2006, and the period inception (May 1, 2007) through September 30, 2007, because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for these periods. There were no dilutive securities for the year ended September 30, 2006. At September 30, 2007, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 16,074,000 shares.

Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash, payables and notes payable. The carrying amount of cash equivalents and payables approximates fair value because of the short-term nature of these items.

Concentrations of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in Standard & Poor’s AAA rated bank deposit and money market accounts, which exceed the Federal Deposit Insurance Corporation (“FDIC”) $100,000 insurance limit. As of September 30, 2007 and 2006, the Company had approximately $14,700,000 and $32,000 respectively of cash in excess of the FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Impairment of Long-Lived Assets:

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2007 and 2006, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Adoption of New Accounting Policies:

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards. Accordingly, the Company recognizes compensation cost for equity-based compensation for all grants of stock options and warrants.

Recent Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company does not expect that the adoption of FIN 48 will have an adverse effect on its financial statements for its fiscal year ending September 30, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 will have an adverse effect on its financial statements for its fiscal year ending September 30, 2008.

Note 2 - Property and Equipment

Property and equipment consisted of the following at September 30, 2007 and 2006:

	2007	2006
Office equipment	$18,976	$—
Computer equipment	9,031	—
Leasehold Improvements	1,200	—
	29,207	—
Accumulated depreciation and amortization	(1,382)	—
	$27,825	$—

Depreciation expense for the years ended September 30, 2007 and 2006 amounted to $1,382 and $ -0-.

Note 3 - Private Placements of Common Stock and Warrants

On April 27, 2007, the Company entered into subscription agreements with nine accredited investors to sell 63,000,000 shares of common stock for $63,000, or $.001 per share, which closed on May 16, 2007.

On May 11, 2007, the Company issued a Confidential Private Offering Memorandum to raise between $20 million and $23 million from the issuance of common stock to accredited investors, at a per share price of $.50 (the “Offering”).

The Company engaged Hunter World Markets, Inc. (“Hunter”) as placement agent for the Offering and agreed to pay Hunter a commission of up to 10% of the amount raised and to issue to Hunter a warrant to purchase up to 30% of the number of shares of common stock sold through the offering, at an exercise price of $1.00 per share, for a term of six years. Pursuant to the Subscription Agreement with the investor, if the Company issued additional shares of common stock or rights to acquire common stock (with certain exceptions) for less than $0.50 per share within one year from the effective date of the registration statement (subject to adjustment for splits, recapitalizations, reorganization), then the investors would have the right to purchase, at a price equal to the common stock par value, such number of shares so that the effective purchase price per share payable by the subscriber would be the same per share purchase price of the dilutive shares. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the issued shares no later than 45 days after the initial closing. Hunter also received the same aforementioned registration rights and price protection.  The Company filed its registration statement within the required period, and such registration statement became effective July 18, 2007.

In connection with the Offering, Hunter loaned the Company $125,000 at an interest rate of 6% per annum. This loan, the accrued interest and a loan fee of $12,500 was paid from the proceeds of the private placement that occurred on May 16, 2007.

On May 16, 2007, and under the terms of the Offering, the Company entered into subscription agreements with four accredited investors (the “Purchasers”) in which the Company issued and sold 40,000,000 shares of common stock for $.50 per share, for an aggregate purchase price of $20 million (the “Private Placement”). The Offering closed on June 25, 2007. Hunter received a fee of $2 million and a warrant to purchase 12,000,000 shares of the Company’s common stock, at an exercise price of $1.00 per share. This warrant is exercisable commencing February 18, 2008 and expires on May 17, 2013 and was valued at $2,914,739, based on a Black-Scholes model valuation using the following assumptions: expected volatility of 75%, expected dividends of 0%, expected term of 4.75 years, and risk free interest rate of 4.64%. The value of the warrant was recorded as additional paid-in capital.

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

On June 25, 2007, and under the terms of the Offering, the Company entered into a subscription agreement with an affiliate of another one of its executive officers to sell 500,000 shares of common stock for $.50 per share, for an aggregate purchase price of $250,000. This subscription agreement does not provide share registration rights. The same officer acquired 2,000,000 shares in the April 27, 2007 private placement as described above. In a separate agreement, the executive officer and his affiliate have agreed to restrict the sale of all 2,500,000 of his shares for 18 months.

In connection with the sale of securities on May 30, 2007 and June 25, 2007, Hunter received a fee of $12,500 and a 6-year warrant to purchase 300,000 shares of common stock exercisable at $1.00 per share, valued at $73,325, based on a Black-Scholes model valuation using the following assumptions: expected volatility of 75%, expected dividends of 0%, expected term of 4.75 years, and risk free interest rate of 5.01%. The value of the warrant was recorded in additional paid-in capital.

At September 30, 2007, there were warrants to purchase 12,400,000 shares of common stock outstanding.

Note 4 - Company Shares Repurchased

In connection with the Offering, certain Company shareholders (prior to April 27, 2007) canceled a total of 7,759,000 shares of common stock in consideration of $750,000. The transaction has been accounted for as the acquisition of treasury stock by the Company.

Note 5 - License Agreement

On May 11, 2007, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which the Company acquired an exclusive, worldwide sublicense (with the right to grant further sublicenses) to certain compounds and technology for all human and veterinary use, in order to research, develop and commercialize the compounds. The indications for the lead compounds are acute myeloid, solid cancers (lung and breast) and chemotherapy-induced nuetropenia. The Company paid Vitae out of the net proceeds from the Private Placement $2.15 million, comprised of an upfront license fee of $2.1 million and $50,000 for its inventory of the licensed compounds. The Company also agreed to issue 6,650,652 shares of common stock, or such number representing 5.66% of the Company’s fully diluted shares, upon reaching the first to occur of a) the first acceptance of an Investigational New Drug Application by the United States Food and Drug Administration for a licensed product containing any licensed compound other than one defined compound (the “Excluded Compound”), or b) the date that the first patient is dosed in a clinical trial a licensed product containing the Excluded Compound. The Company will also be required to pay, on Vitae’s behalf, the existing licensors additional milestone payments if it reaches FDA marketing approval for a product containing a licensed compound. See Note 12.

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

The Company and the Buyer also acknowledged and agreed that Craig Davis would continue to manage the Nutritional Business through May 31, 2007 and that he be authorized to collect receivables and pay liabilities of the Nutritional Business in a manner that is consistent with the terms of the asset purchase agreement.

The Company recognized a loss of $192,991 on the sale of these discontinued operations.

As a result of the sale of the Nutritional Business, the balance sheet as of May 31, 2007 and September 30, 2006 and the statements of income and cash flows for the eight months ended May 31, 2007 and year ended September 30, 2006 have been restated to record the necessary adjustments required to reflect the assets, liabilities, and operations of the Nutritional Business as discontinued operations. Assets and liabilities of the Nutritional Business included as assets or liabilities related to discontinued operations as of May 31, 2007 and September 30, 2006, consisted of the following:

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

Summarized results of operations for the Nutritional Business included as income from discontinued operations, net of tax, for the eight months ended May 31, 2007 and year ended September 30, 2006, were as follows:

	2007	2006

Sales, net	$1,588,734	$2,422,691

Cost of goods sold	505,291	759,481

Gross profit	1,083,443	1,663,210

Selling, general and administrative expenses	1,058,103	1,411,659

Income from operations	25,340	251,551

Other income (expense):
Interest income	6,973	6,465
Interest expense	-	(8,313)
Other income	40,024	-

Net other income (expense)	46,997	(1,848)

Income (loss) before income taxes	72,337	249,703

Provision for income taxes	10,000	57,000

Net income	$62,337	$192,703

In connection with the disposal of the nutritional products business line, the Company executed a termination agreement with Bateman Dynasty, LC (“Bateman”), a shareholder of the Company, on July 20, 2007, pursuant to which the Company’s obligations under a Revolving Loan and Security Agreement dated September 1, 2001, as amended on February 1, 2002, were terminated, and all promissory notes issued in connection with the Loan Agreement were cancelled, effective immediately.

In accordance with the Termination Agreement, the Company paid to Bateman, and Bateman accepted, a sum of $184,631 as payment in full of all promissory notes, all accrued and unpaid interest and any payments, liquidated damages and other amounts owed to Bateman under the Loan Agreement and the Notes. The Termination Agreement further released the Company and its affiliates from any claims arising from the Loan Agreement. The Company did not incur any material early termination penalties.

Summarized cash flow information for the Nutritional Business included as net cash used in discontinued investing activities and net cash used in discontinued financing activities in the statement of cash flows for the year ended September 30, 2007 and the year ended September 30, 2006, were as follows:

	2007	2006
Cash flows from investing activities:
Purchase of property and equipment	$(1,500)	$(13,157)

Net cash used in investing activities	(1,500)	(13,157)

Cash flows from financing activities:
Principal payments on notes payable	-	(173,000)

Net cash used in financing activities	$-	$(173,000)

Note 7 - Related Party Transactions

On May 1, 2007, the Company entered into a consulting agreement with a stockholder, to provide consulting services relating to strategic planning, investor relations and corporate governance for a monthly fee of $30,000, plus reimbursement of expenses, for a six-month period ending on October 31, 2007. The consulting agreement provides for automatic extensions at the end of each six-month term, unless terminated by either party at least 30 days prior to the end of such term. For the year ended September 30, 2007, an aggregate of $150,000 was incurred pursuant to this consulting agreement, $30,000 of which was accrued at that date.

On November 5, 2007, the Company entered into a consulting agreement effective May 31, 2007 with a company 100% owned by a stockholder, to provide the technical services of that stockholder along with other employees and resources of the consulting company. The consulting agreement superseded an existing employment agreement with that stockholder. For the year ended September 30, 2007, the company paid $57,212 in salary to the stockholder, and had accrued an additional $6,090 under the consulting agreement which was outstanding at September 30, 2007.

During the year ended September 30, 2007, the Company paid $14,700 for the corporate ID, web design and event management services of a company 100% owned by the spouse of a stockholder.

Note 8 - Employment Agreement and Common Stock Options and Warrants

During the year ended September 30, 2007, the Company entered into the following employment agreements with key employees:

Employee	Title	Term	Annual Base Salary	Stock Compensation
Harin Padma-Nathan	Chief Executive Officer	5 years	$200,000	3,474,000 common shares at $1.00 per share
Rosh Chandraratna	Chief Scientific Officer	5 years	$250,000	None yet granted
Steven Gershick	Chief Financial Officer	5 years	$120,000	None yet granted

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

The 2007 Stock Plan provides that the exercise price of each incentive stock option may not be less than the fair market value of the Company’s common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the Company’s outstanding common stock).

A summary of activity under the Plan during the year ended September 30, 2007 is as follows:

	Shares	Weighted-Average Exercise Price
Stock options outstanding, beginning of year	—	—
Granted	3,724,000	$1.00
Exercised	—	—
Forfeited	—	—

Total stock options	3,724,000	$1.00
Shares issued	50,000	—
Total options and shares outstanding, end of the year	3,774,000	—

Options exercisable at year end	373,700	$1.00
Shares available for grant under Plan	11,226,000	—

The weighted average remaining option term at September 30, 2007 was 56 months. The intrinsic value is not greater than the grant price.

A summary of warrant issuances during the year ended September 30, 2007 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding, beginning of year	—	—
Granted	12,400,000	$1.01
Exercised	—	—
Forfeited	—	—
Outstanding, end of year	12,400,000	$1.01
Warrants exercisable at year end	25,000	$1.50

The weighted average remaining warrant term at September 30, 2007 was 68 months. The intrinsic value is not greater than the grant price.

Note 9 - Share Based Payments

Pursuant to the provisions of Statement of Financial Accounting Standards No. 123R Share Based Payment: (SFAS 123R), and SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107) the cost resulting from all share-based payment transactions (including, but not limited to grants of employee options, and warrants to purchase the Company’s common stock) shall be recognized in the statement of operations based on their fair values, unless related to capital financing.

The fair value of each option award and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Options	Warrants
Expected Volatility	75%	75%
Expected Dividends	0.0%	0.0%
Expected term, in years	4.0	5.5-6.0
Risk-free rate	4.81-4.87%	4.69-4.99%

The fair value of the 3,474,000 option grant to the employee on May 31, 2007 is $750,000 which resulted in a charge to compensation expense in the amount of $50,240 for the year ended September 30, 2007.

The fair value of the warrant grants to the private placement agent on May 16, 2007 and June 25, 2007 was $2,988,064 which resulted in an addition to paid-in capital upon the issuance of the warrants, and a corresponding reduction of paid-in capital as costs incurred in connection with the private placements of common stock.

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

The shares of common stock in the third and fourth tranches will not vest in the event either party gives the other party a thirty-day written notice of termination of the consulting agreement prior to January 8, 2008. The estimated fair value of the warrant grant was $11,400 on the date of grant using the Black-Scholes option pricing model and resulted in a charge to investor relations expenses of $2,592 for the year ended September 30, 2007.  On November 5, 2007, the Company notified IMG of its intent not to renew the agreement beyond its scheduled termination date on January 8, 2008.

On July 20, 2007, the Company’s Board of Directors authorized the issuance of options to purchase 200,000 shares of common stock at $1.00 per share to Sharyar Baradaran, for his services as a non-employee director. The fair value of the option grant was $43,200, estimated on the date of grant, using the Black-Scholes option pricing model and resulted in a charge to consulting expense of $8,522 for the year ended September 30, 2007.

On July 20, 2007, the Company’s Board of Directors authorized the issuance of 50,000 shares of common stock (the “Consulting Shares”) to Paul Ketteridge, in consideration for his consulting services. The shares have a fair value of $.50 per share, or $25,000 and resulted in a charge to expense of $3,125 for the year ended September 30, 2007. The consulting services will include advising the Company regarding compliance with Food and Drug Administration and other agency regulations, assisting the Company in obtaining regulatory approval for Company products, and advising the Company regarding new government regulations.  To the extent that Mr. Ketteridge provides less than 330 hours of service during the two-year term of the consulting arrangement, the Consulting Shares will be subject to forfeiture on a pro-rata basis. The Company also issued to Mr. Ketteridge an option to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, 25,000 shares of which will vest upon the earlier of receipt by the Company of a second marketing approval from the U.S. Food and Drug Administration or July 1, 2010, and the remaining 25,000 shares of which will vest on the second year anniversary of the consulting agreement with Mr. Ketteridge. The fair value of the option award was $10,800 on the date of grant using the Black-Scholes option pricing model and resulted in a charge to consulting expense of $1,350 for the year ended September 30, 2007.

Note 10 - Lease Commitments

The Company entered into a three year lease of approximately 2,960 sq. ft. for premises located in Irvine, California in which it conducts operations commencing July 15, 2007 and ending July 31, 2008. The base rent is $4,096 per month through July 31, 2007, $4,243 per month through July 31, 2008, and $4,389 per month thereafter. In addition, the Company entered into a three year photocopier equipment lease for $203 per month in September, 2007. Minimum payments under operating leases for the next five years are approximately as follows:

Years ended September 30,	Total
2008	$52,000
2009	54,000
2010	2,000
Thereafter	—
Total	$108,000

Note 11 - Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $1,229,000 at September 30, 2007. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be realized, the Company has recorded a full valuation allowance at September 30, 2007. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

The Company has net losses for tax purposes totaling approximately $3,020,000 which may be applied against future taxable income and will expire in 2027.  Accordingly, there is no tax expense for the years ended September 30, 2007 and 2006 and the period inception (May 1, 2007) through September 30, 2007. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

The tax effects of temporary difference that gives rise to the Company’s deferred tax asset are as follows:

	Year ended September 30, 2007	Year ended September 30, 2006	May 1, 2007 (inception) through September 30, 2007
Tax loss carryforwards	$1,201,000	$—	$1,201,000
Share based compensation	28,000	—	28,000
Valuation allowance	(1,229,000)	—	(1,229,000)
	$—	$—	$—

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

	Year ended September 30, 2007	Year ended September 30, 2006	May 1, 2007 (inception) through September 30, 2007
Provision for income taxes at 34% statutory rate	($1,049,000)	$—	($1,049,000)
State taxes, net of federal benefit	(180,000)	—	(180,000)
Change in valuation allowance	1,229,000	—	1,229,000
Other	—	—	—
	$—	$—	$—

Note 12 - Subsequent Events

On October 31, 2007, the Company received approval for an Investigational New Drug with respect to one of its drug candidates. This approval triggered a milestone payment under the Vitae license agreement of 7,026,927 common shares, representing 5.66% of the Company’s fully diluted common stock (See Note 5). The fair market value of these shares at October 31, 2007 was $0.50 per share, which resulted in a charge of $3,513,000 to in-process research and development expenses on that date and an increase in stockholder’s equity.

On November 28, 2007, the Company awarded options to purchase 200,000 shares of common stock to a new director at an exercise price of $1.00 per share. The warrants vest 100% upon grant, and have a five year term. The fair value of the option award estimated on the date of grant using the Black-Scholes option pricing model was $41,800 using the following assumptions:

Assumptions
Expected Volatility	75%
Expected Dividends	0.0%
Expected term, in years	4.0
Risk-free rate	3.36%

The option value will be amortized to expense over the director’s 12 month board term.