Form 10QSB
period 2007-12-31
NURX PHARMACEUTICALS, INC.
filed 2008-02-14
CIK 1174228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from                      To

Commission file number 333-139982

NuRx Pharmaceuticals, Inc.
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

Yes ☒	No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
As of February 12, 2008 there were 113,576,927 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐	No ☐

NuRx Pharmaceuticals, Inc.

Section 302	Certification of Chief Executive Officer
Section 302	Certification of Chief Financial Officer
Section 906	Certification of Chief Executive Officer
and Chief Financial Officer

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

NuRx Pharmaceuticals, Inc. (a corporation in the development stage) Condensed Balance Sheets

	December 31, 2007	September 30, 2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$14,451,668	$14,941,723
Prepaid expenses	26,642	55,832

Total current assets	14,478,310	14,997,555

Property and equipment, net of accumulated depreciation and amortization of $3,286 and $1,382	27,146	27,825

Rent deposit	27,093	27,093

Total assets	$14,532,549	$15,052,473

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$264,052	$103,441
Due to related parties	-	36,090

Total current liabilities	264,052	139,531

Commitments and contingencies

Stockholders' Equity
Series A preferred stock, $.001 par value, 1,000,000 shares designated, no shares issued and outstanding	-	-

Series B preferred stock, $.001 par value, 500,000 shares designated, no shares issued and outstanding	-	-

Common stock, $.001 par value, 150,000,000 shares authorized; 121,335,927 and 114,309,000 shares issued, respectively; 113,527,927 and 106,500,000 shares outstanding, respectively	121,336	114,309
Additional paid-in capital	22,031,604	18,467,156
Treasury stock	(750,000)	(750,000)
Accumulated deficit during development stage	(7,170,643)	(2,954,723)
Retained earnings	36,200	36,200

Total stockholders' equity	14,268,497	14,912,942

Total liabilities and stockholders' equity	$14,532,549	$15,052,473

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statements of Operations (unaudited)
For the three months ended December 31, 2007 and 2006, and development stage from inception (May 1, 2007) through December 31, 2007

	Three months ended December 31, 2007	Three months ended December 31, 2006	Inception (May 1, 2007) through December 31, 2007

Operating Expenses:

General and administrative (including stock based compensation of $54,000, $0, and $119,829, respectively; and related party consulting fees of $93,000, $0, and $257,700 respectively)	$621,755	$-	$1,440,351

Research and clinical development (including stock based compensation of $4,475, $0, and $4,475, respectively; related party consulting fees of $35,577, $0, and $41,667, respectively; and fair value of shares issued in connection with milestone payment under technology license of $3,513,000, $0, and $3,513,000, respectively)	3,768,235	-	6,155,384
Total operating expenses	4,389,990	-	7,595,735

Other income, net
Interest income	174,070	-	437,717
Interest expense	-	-	(12,625)
Total other income, net	174,070	-	425,092

Loss from continuing operations	(4,215,920)	-	(7,170,643)

Income from discontinued operations, net of income tax of $0, $5,000 and $0	-	29,595	-

Net Income (loss)	$(4,215,920)	$29,595	$(7,170,643)

Income (loss) per common share - basic and diluted
From continuing operations	$(0.04)	$-	$(0.07)
From discontinued operations	$-	$-	$-

Weighted average common shares - basic and diluted	111,285,538	10,259,000	106,166,549

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Statements of Stockholders' Equity (unaudited)
For the three months ended December 31, 2007 and development stage from Inception (May 1, 2007) to December 31, 2007

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Deficit During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Stage	Total
Balance September 30, 2007	-	$-	-	$-	114,309,000	$114,309	$18,467,156	(7,759,000)	$(750,000)	$36,200	$(2,954,723)	$14,912,942

Share based compensation	-	-	-	-	-	-	58,475	-	-	-	-	58,475

Fair value of shares issued in connection with milestone payments under technology license (shares valued at $.50 per share)	-	-	-	-	7,026,927	7,027	3,505,973	-	-	-	-	3,513,000

Net loss	-	-	-	-	-	-	-	-	-	-	(4,215,920)	(4,215,920)

Balance December 31, 2007 (unaudited)	-	$-	-	$-	121,335,927	$121,336	$22,031,604	(7,759,000)	$(750,000)	$36,200	$(7,170,643)	$14,268,497

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statements of Cash Flows (unaudited)
For the three months ended December 31, 2007 and development stage from inception (May 1, 2007) through December 31, 2007

	Three months ended December 31, 2007	Three months ended December 31, 2006	Inception (May 1, 2007) through December 31, 2007

Cash flows from operating activities:
Net loss	$(4,215,920)	$-	$(7,170,643)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	-	-	-
Depreciation and amortization	1,904	-	3,286
Share-based compensation	58,475	-	124,304
Fair value of shares issued in connection with milestone payments under technology license	3,513,000	-	3,513,000
Changes in operating assets and liabilities:
Prepaid expenses	29,190	-	(26,642)
Accounts payable and accrued expenses	124,521	-	264,052

Net cash used in continuing operating activities	(488,830)	-	(3,292,643)
Net cash provided by discontinued operating activities	-	12,619	41,146

Net cash provided by (used in) operating activities	(488,830)	12,619	(3,251,497)

Cash flow from investing activities:
Purchase of property and equipment	(1,225)	-	(30,432)
Lease deposit	-	-	(27,093)

Net cash used in continuing investing activities	(1,225)	-	(57,525)
Net cash used in discontinued investing activities	-	-	-
Net cash used in investing activities	(1,225)	-	(57,525)

Cash flows from financing activities:

Private placements of common shares	-	-	20,563,000
Private placement offering costs	-	-	(2,163,164)
Proceeds of note receivable	-	-	125,000
Repayment of note receivable	-	-	(125,000)
Redemption of treasury stock	-	-	(750,000)
Net cash provided by continuing financing activities	-	-	17,649,836
Net cash used in discontinued financing activities	-	-	-
Net cash provided by financing activities	-	-	17,649,836

Net increase (decrease) in cash and cash equivalents	(490,055)	12,619	14,340,814
Cash transferred to discontinued operations	-	-	(166,463)
Cash and cash equivalents, beginning of year	14,941,723	228,558	277,317
Cash and cash equivalents, end of year	$14,451,668	$241,177	$14,451,668

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Notes to Condensed Financial Statements
December 31, 2007
(unaudited)

Note 1 - The Company and its Significant Account Policies

Basis of Presentation:

The accompanying unaudited condensed financial statements of NuRx Pharmaceuticals, Inc. (formerly known as Quest Group International, Inc.) (the “Company”) have been prepared by management in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission. These statements include all adjustments which are necessary for a fair presentation. The interim results of operations are not necessarily indicative of the expected results for the full year ending September 30, 2008.

General:

Since the Company‘s inception on August 14, 2001, it was engaged in the sale of nutritional products. Beginning in May 2007, the Company entered into a plan of reorganization including a series of private placements, a change in directors and management, redemption of common shares of controlling shareholders prior to May 2007, sale of its nutritional products business, and began to pursue a new business plan as a development-stage company in the biotechnology and pharmaceuticals industry with a focus on nuclear receptor target therapeutics for cancer.

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

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of basic earnings (loss) per share (“Basic EPS”) and diluted earnings (loss) per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended December 31, 2007 and the period inception (May 1, 2007) through December 31, 2007, because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for these periods. There were no dilutive securities for the three months ended December 31, 2006. At December 31, 2007, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 16,274,000 shares.

Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash, cash equivalents and payables. The carrying amount of cash, cash equivalents and payables approximates fair value because of the short-term nature of these items.

Concentrations of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in Standard & Poor’s AAA rated bank deposit and money market accounts, which exceed the Federal Deposit Insurance Corporation (“FDIC”) $100,000 insurance limit. As of December 31, 2007 and September 30, 2007, the Company had approximately $14,200,000 and $14,700,000, respectively, of cash in excess of the FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Impairment of Long-Lived Assets:

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2007 and September 30, 2007, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Adoption of New Accounting Policies:

Effective October 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition in the condensed financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of the standard had no effect on the Company’s financial position or results of operations.

Recent Accounting Pronouncements:

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

Note 2 - Property and Equipment

Property and equipment consisted of the following at December 31, 2007 and September 30, 2007:

	December 31, 2007	September 30, 2007
Office equipment	$20,201	$18,976
Computer equipment	9,031	9,031
Leasehold Improvements	1,200	1,200
	30,432	29,207
Accumulated depreciation and amortization	(3,286)	(1,382)
	$27,146	$27,825

Depreciation expense for the three months ended December 31, 2007 amounted to $1,904.

Note 3 - Related Party Transactions

On May 1, 2007, the Company entered into a consulting agreement with a stockholder to provide consulting services relating to strategic planning, investor relations and corporate governance for a monthly fee of $30,000, plus reimbursement of expenses, for a six-month period ending on October 31, 2007. The consulting agreement provides for automatic extensions at the end of each six-month term, unless terminated by either party at least 30 days prior to the end of such term. The agreement was extended to April 30, 2008. For the three months ended December 31, 2007, an aggregate of $120,000 was paid pursuant to this consulting agreement, $90,000 incurred during the three month period, and $30,000 accrued as of September 30, 2007.

On November 5, 2007, the Company entered into a consulting agreement effective May 31, 2007 with a company 100% owned by a stockholder, to provide the technical services of that stockholder along with other employees and resources of the consulting company. The consulting agreement superseded an existing employment agreement with that stockholder. For the three months ended December 31, 2007, the Company paid $21,154 in salary to the stockholder, and $41,667 under the consulting agreement, $35,577 incurred during the three month period, and $6,090 accrued as of September 30, 2007.

During the three months ended December 31, 2007, the Company paid $3,000 for event management services provided by a company 100% owned by the spouse of a stockholder.

Note 4 - Common Stock Options and Warrants

In 2007, the Company adopted a stock compensation plan, the 2007 Stock Compensation Plan (the “Plan”), pursuant to which it is authorized to grant options, restricted stock and stock appreciation rights to purchase up to 15,000,000 shares of common stock to the Company’s employees, officers, directors, consultants and advisors.

The 2007 Stock Plan is administered by the Company’s Board of Directors or a committee appointed by the Board, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

All options issued pursuant to the Plan have an exercise price that is greater than or equal to the fair market value of the Company’s common stock on the date of grant.

Restricted shares of 50,000 have been issued under the Plan prior to the three months ended December 31, 2007.

A summary of activity under the Plan during the three months ended December 31, 2007 is as follows:

	Shares	Weighted-Average Exercise Price

Stock options outstanding, beginning of period	3,724,000	$1.00
Granted	200,000	1.00
Exercised	—	—
Forfeited	—
Total options outstanding, end of period	3,924,000	$1.00

Options exercisable at end of period	747,400	$1.00

Shares available for future grant under Plan	11,026,000

The weighted average remaining option term of outstanding options at December 31, 2007 was 51 months. The intrinsic value is not greater than the grant price.

A summary of warrant issuances during the three months ended December 31, 2007 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding, beginning of period	12,400,000	$1.01
Granted	—	—
Exercised	—	—
Forfeited	(50,000)	2.00
Outstanding, end of period	12,350,000	$1.00

Warrants exercisable at year end	50,000	$1.50

The weighted average remaining warrant term at December 31, 2007 was 65 months. The intrinsic value is not greater than the grant price.

Note 5 - Share Based Payments

Pursuant to the provisions of Statement of Financial Accounting Standards No. 123R Share Based Payment, and SEC Staff Accounting Bulletin No. 107, Share-Based Payment the cost resulting from all share-based payment transactions (including, but not limited to grants of employee options, and warrants to purchase the Company’s common stock) shall be recognized in the statement of operations based on their fair values, unless related to capital financing.

On October 31, 2007, the Company received approval for an Investigational New Drug (“IND”) with respect to one of its drug candidates. This approval triggered a milestone payment under the Company’s license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”) of 7,026,927 common shares, representing 5.66% of the Company’s fully diluted common stock on the effective date of the license agreement. The fair market value of these shares at October 31, 2007 was $0.50 per share, which resulted in a charge of $3,513,000 to in-process research and development expenses on that date and an increase in stockholders’ equity.

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

The option value is amortized to expense over the director’s 12 month board term.

Note 6 - Lease Commitments

The Company entered into a three year lease of approximately 2,960 sq. ft. for premises located in Irvine, California in which it conducts operations. The base rent is $4,096 per month through July 31, 2007, $4,243 per month through July 31, 2008, and $4,389 per month thereafter. Minimum payments under the operating lease for the next five years are approximately as follows:

Years ending September 30,	Total
2008	$52,000
2009	54,000
2010	46,000
Total	$152,000

Note 7 - Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $2,908,000 at December 31, 2007. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be realized, the Company has recorded a full valuation allowance at December 31, 2007. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

The Company has net losses for tax purposes totaling approximately $7,177,000 which may be applied against future taxable income and will expire in 2027 and 2028.  Accordingly, there is no tax expense for the three months ended December 31, 2007 and the period inception (May 1, 2007) through December 31, 2007. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

The tax effects of the temporary difference that gives rise to the Company’s deferred tax asset are as follows:

	Three months ended December 31, 2007	May 1, 2007 (inception) through December 31, 2007
Tax loss carryforwards	$1,654,000	$2,855,000
Share based compensation	25,000	53,000
Valuation allowance	(1,679,000)	(2,908,000)
	$—	$—

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

	Three months ended December 31, 2007	May 1, 2007 (inception) through December 31, 2007
Provision for income taxes at 34% statutory rate	$(1,433,000)	$(2,482,000)
State taxes, net of federal benefit	(246,000)	(426,000)
Change in valuation allowance	1,679,000	2,908,000
	$—	$—

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

You should read the information in this Item 2 together with our financial statements and notes thereto that appear elsewhere in this Report. This Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Since our inception in 2001, we have been in the business of selling nutritional products. In May 2007, we spun off this nutritional products business and began to pursue a new business plan in the pharmaceuticals industry. On May 11, 2007, we entered into a license agreement with Vitae, pursuant to which we acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and technology for all human and veterinary use. The indications for the lead compounds are acute promyelocytic leukemia, solid cancers (lung and breast) and chemotherapy-induced neutropenia (low white cell count). The Company paid Vitae an upfront licensing fee of $2,100,000 and $50,000 for its inventory of the licensed compounds. The Company also agreed to issue Vitae 7,026,927 shares of common stock, representing 5.66% of our outstanding common stock (after the issuance of these shares) as of the effective date of the license, upon reaching a certain milestone. The milestone was met on October 31, 2007, when the Company received approval from the Food and Drug Administration (the “FDA”) to begin Phase I clinical trials for one of the lead compounds.

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

The first lead compound will enter a Phase II study for the treatment of acute promyelocytic leukemia. On February 8, 2008, the FDA granted the Company’s IND application for this compound, permitting it to move into the next stage of clinical trials. Based on patent protection, which specifically covers it as a new chemical entity (“NCE”), the Company believes that this compound has a generic competition-free product life until 2020.

The second lead compound will be tested for safety in cancer patients followed by efficacy studies in some of the most common cancers, including lung and breast cancer. On October 31, 2007, the FDA granted the Company’s IND application for this compound, permitting it to move into the Phase I stage of clinical development and the initial study will characterize its safety, pharmacokinetics and pharmacology in advanced cancer patients. Based on patent protection, which covers it as a NCE, the Company believes that this compound has a generic competition-free product life until 2015. Additional patents for specific methods of use of this compound could extend the product life of the compound until 2026.

The third lead compound is derived from a discovery program directed towards treatments for chemotherapy-induced neutropenia (low white cell count). This program is intended to evaluate and develop a lead compound as therapy to reduce the toxicity of chemotherapy, and in particular, diminish the risk of infection as consequence of reduction in white blood cell count. Two patents cover this compound as a NCE and the Company believes these patents will provide a generic competition-free product life until 2016. However, another patent covers the method of use of this compound in treating chemotherapy-induced neutropenia, and this patent, if issued, could extend the product life of this compound until 2026.

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

Private Placements

In May through June of 2007, the Company raised approximately $20,500,000 from a small group of accredited investors from the sale of 41,000,000 shares of common stock at a price of $.50 per share in a private placement offering.

Hunter World Markets, Inc. acted as the exclusive placement agent in the private placement offering, and received a fee of $2,012,500 (approximately 10% of the gross proceeds) and warrants to purchase 12,300,000 shares of the Company’s common stock, which is exercisable at $1.00 per share, commencing February 18, 2008 and expiring May 16, 2013. The private placement provides price protection to the accredited investors for one year from the effective date of the Form SB-2 registration statement (July 18, 2007) for the 41,000,000 shares issued in the offering. If the Company issues additional shares at a price less than $.50 per share for financing purposes, then the accredited investors may purchase, at par value, such additional number of shares so that their effective purchase price per share is the same per share purchase price of the additional shares sold.

Hunter World Markets, Inc. also loaned us $125,000 at an interest rate of 6% per annum. This loan together with accrued interest and a loan fee of $12,500 was repaid from the proceeds of the private placement.

In connection with the private offering, stockholders who had acquired our common stock prior to April 27, 2007 canceled an aggregate of 7,759,000 shares of common stock in consideration for an aggregate amount of $750,000.

We believe that the total aggregate net amount of approximately $18,500,000 raised in the private placement offering will likely provide us with sufficient funds for clinical development and operations through May 2009.

Plan of Operation

Beginning May 11, 2007, we have begun to pursue a new business plan in the pharmaceuticals industry. Our prior history is not indicative of the new business. We expect to incur significant research, development and administrative expenses before any of our products from our new business can be launched and revenues generated.

During the period from inception (May 1, 2007) through December 31, 2007, our activities included completing the acquisition and transfer of the patents, patent applications, compounds and related materials pursuant to the license agreement with Vitae, securing leased premises in which to conduct our research and development activities, and submission of an application for an IND with the FDA for our compound for the treatment of solid cancers, which was granted on October 31, 2007. We expect to enter Phase I clinical trials for this compound early in 2008.

For the three months ended December 31, 2007 and for the period from inception (May 1, 2007) through December 31, 2007, we incurred a loss of $4,215,920 and $7,170,643 respectively.

For the three months ended December 31, 2007 and for the period from inception (May 1, 2007) through December 31, 2007, total operating expenses were $4,389,990 and $7,595,735 respectively, including $621,755 and $1,440,351 respectively in general and administrative costs and $3,768,235 and $6,155,384 respectively in research and clinical development costs. General and administrative costs consisted of $183,380 and $390,978 respectively in compensation costs, employee benefits and related payroll taxes (including share based compensation of $54,000 and $119,829 respectively), $73,309 and $250,088 respectively in general legal and accounting fees, $174,669 and $339,192 respectively in intellectual property legal fees and maintenance costs, $102,478 and $257,178 respectively in consulting fees, and $87,919 and $202,914 respectively in other operating expenses. Research and development costs included $3,513,000 and $5,663,000 of in-process research and development costs incurred in connection with the payment of the Vitae license fee and issuance of 7,026,927 shares in connection with achievement of the IND milestone, $118,419 and $304,156 respectively in research and development compensation costs (including share based compensation of $4,475 and $4,475 respectively), $44,260 and $56,287 respectively in regulatory affairs and consulting costs, $25,000 and $25,000 respectively in clinical trials costs, and $67,557 and $106,942 respectively in other research and development costs including outside product development.

For the three months ended December 31, 2007 and for the period from inception (May 1, 2007) through December 31, 2007, we generated net interest income of $174,070 and $425,092, respectively.

Revenues

We have had no revenues related to our new pharmaceuticals business and we do not anticipate that we will derive any revenues from either product sales or licensing during the foreseeable future. We have no research and development co-development or other agreements, which provide for future revenue or obligations to transfer rights to any of our intellectual property to third parties. We have agreed to pay Allergan, the company that originally licensed the compounds to Vitae, and Vitae up to 12% of future net sales of products based on the licensed technology.

Liquidity and Capital Resources

As of December 31, 2007, we had $14,451,668 of cash and cash equivalents. We have no significant capital expenditure requirements as of December 31, 2007. We believe that available cash resources are likely to be sufficient to meet anticipated working capital requirements through May 2009. However, we may seek additional funding for possible acquisitions, expansion of existing operations or other purposes. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all.

Item 3.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Forward Looking and Cautionary Statements

This Form 10QSB contains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future clinical development and regulatory approvals, product demand, supply, manufacturing, costs, marketing, and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this interim Report.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On February 8, 2008, the FDA notified the Company that it had granted the Company’s IND application for the Company’s lead compound for the treatment of acute promyelocytic leukemia. This will permit the Company to begin Phase II clinical trials for this compound.

Item 6.	Exhibits.

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2008	NURX PHARMACEUTICALS, INC.

	By:	/s/ Harin Padma-Nathan
Harin Padma-Nathan,
Chief Executive Officer
(Principal Executive Officer)

	And:	/s/ Steve Gershick
Steve Gershick,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Form 10-QSB
Three months ended December 31, 2007

ITEM

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.