Form 10QSB
period 2008-03-31
NURX PHARMACEUTICALS, INC.
filed 2008-05-08
CIK 1174228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
Yes ☐ No ☒

As of May 7, 2008 there were 113,576,927 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

NuRx Pharmaceuticals, Inc.

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Balance Sheets
As of March 31, 2008 and September 30, 2007
	March 31, 2008 (unaudited)	September 30, 2007

ASSETS

Cash and cash equivalents	$13,656,522	$14,941,723
Prepaid expenses	19,627	55,832

Total current assets	13,676,149	14,997,555

Property & equipment, net of accumulated depreciation and amortization of $5,342 and $1,382	34,183	27,825

Deposits	42,093	27,093

Total assets	$13,752,425	$15,052,473

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$371,507	$103,441
Due to related parties	-	36,090
Total current liabilities	371,507	139,531

Commitments and contingencies	-	-

Stockholders' Equity
Series A preferred stock, $.001 par value, 1,000,000 shares designated, no shares issued and outstanding	-	-
Series B preferred stock, $.001 par value, 500,000 shares designated, no shares issued and outstanding	-	-
Common stock, $.001 par value, 150,000,000 shares authorized, respectively, 121,335,927 and 114,259,000 shares issued, respectively, and 113,576,927 and 106,550,000 shares outstanding, respectively	121,336	114,309
Additional paid-in capital	22,098,887	18,467,156
Treasury stock	(750,000)	(750,000)
Accumulated deficit during development stage	(8,125,505)	(2,954,723)
Retained earnings	36,200	36,200

Total stockholders' equity	13,380,918	14,912,942

Total liabilities and stockholders' equity	$13,752,425	$15,052,473

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statements of Operations (unaudited)
For the three and six months ended March 31, 2008 and March 31, 2007, and development stage from inception (May 1, 2007) through March 31, 2008

	Three months ended March 31		Six months ended March 31		Inception (May 1, 2007) through
	2008	2007	2008	2007	March 31, 2008

Operating Expenses:
General & administrative (includes stock based compensation of $62,808, $0, $116,808, $0, and $182,637, related party consulting fees of $94,500, $0, $187,500 , $0, and $352,200 respectively)	$642,975	$-	$1,264,730	$-	$2,083,326

Research & clinical development (includes stock based compensation of $4,475, $0, $8,950 , $0, and $8,950, related party consulting fees of $50,000, $0, $85,577, $0 and $ 91,667 respectively, and fair value of shares of $3,513,000 issued in connection with milestone payment)	417,560	-	4,185,795	-	6,572,944
Total operating expenses	1,060,535	-	5,450,525	-	8,656,270

Other income and (expense)
Interest income	105,673	-	279,743		543,390
Interest expense	-	-	-		(12,625)
Total other income and expense	105,673	-	279,743	-	530,765

Loss from continuing operations	(954,862)	-	(5,170,782)	-	(8,125,505)

Income from discontinued operations, net of income tax of $0, $5,000, $0, $10,000, and $0	-	36,860	-	66,455	-
Net Income (Loss)	$(954,862)	$36,860	$(5,170,782)	$66,455	$(8,125,505)

Income (loss) per common share - basic and diluted
From continuing operatons	$(0.01)	$0.00	$(0.05)	$0.00	$(0.08)
From discontinued operations	$0.00	$0.00	$0.00	$0.01	$0.00

Weighted average common shares - basic and diluted	113,576,927	10,259,000	112,424,972	10,259,000	108,173,526

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statement of Stockholders' Equity
For the six months ended March 31, 2008 and development stage from inception (May 1, 2007) to March 31, 2008

											Deficit
											Accumulated
							Additional				During the
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Treasury Stock		Retained	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Stage	Total

Balance May 1, 2007	-	$-	-	$-	73,259,000	$73,259	$105,541	-	$-	$36,200	$-	$215,000

Private placement May 16, 2007, 40,000,000 common shares at $0.50 per share	-	-	-	-	40,000,000	40,000	19,960,000	-	-	-	-	20,000,000

Private placement June 25, 2007, 1,000,000 common shares at $0.50 per share	-	-	-	-	1,000,000	1,000	499,000	-	-	-	-	500,000

Private placement fees, reorganization costs and related registration costs, including fair value of warrants	-	-	-	-	-	-	(5,151,228)	-	-	-	-	(5,151,228)

Share-based compensation	-	-	-	-	50,000	50	65,779	-	-	-	-	65,829

Fair value of warrants issued in connection with private placement	-	-	-	-	-	-	2,988,064	-	-	-	-	2,988,064

Repurchase of 7,759,000 common shares, May 2007	-	-	-	-	-	-	-	(7,759,000)	(750,000)	-	-	(750,000)

Net loss	-	-	-	-	-	-	-	-	-	-	(2,954,723)	(2,954,723)

Balance September 30, 2007	-	-	-	-	114,309,000	114,309	18,467,156	(7,759,000)	(750,000)	36,200	(2,954,723)	14,912,942

Share based compensation - unaudited	-	-	-	-	-	-	125,758	-	-	-	-	125,758

Fair value of shares issued in connection with milestone payments under technology license (shares valued at $.50 per share) - unaudited	-	-	-	-	7,026,927	7,027	3,505,973	-	-	-	-	3,513,000

Net loss - unaudited	-	-	-	-	-	-	-	-	-	-	(5,170,782)	(5,170,782)

Balance March 31, 2008 - unaudited	-	$-	-	$-	121,335,927	$121,336	$22,098,887	(7,759,000)	$(750,000)	$36,200	$(8,125,505)	$13,380,918

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Statements of Cash Flows (unaudited)
For the six months ended March 31, 2008 and March 31, 2007, and development stage from inception (May 1, 2007) through March 31, 2008

	Six months ended March 31, 2008	Six months ended March 31, 2007	Inception (May 1, 2007) through March 31, 2008

Cash flows from operating activities:

Net loss	$(5,170,782)	$-	$(8,125,505)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Loss from discontinued operations	-	-	-
Depreciation and amortization	3,960	-	5,342
Share-based compensation	125,758	-	191,587
Fair value of shares issued in connection with milestone payments under technology license	3,513,000	-	3,513,000

Changes in operating assets and liabilities:
Deposits	(15,000)	-	(42,093)
Prepaid expenses	36,205	-	(19,627)
Accounts payable and accrued expenses	231,976	-	371,507
Net cash used in continuing operating activities	(1,274,883)	-	(4,105,789)
Net cash provided by discontinued operating activities	-	106,767	41,146
Net cash provided by (used in) operating activities	(1,274,883)	106,767	(4,064,643)

Cash flow from investing activities:

Purchase of property and equipment	(10,318)	-	(39,525)
Net cash used in continuing investing activities	(10,318)	-	(39,525)
Net cash used in discontinued investing activities	-	(1,500)	-
Net cash used in investing activities	(10,318)	(1,500)	(39,525)

Cash flows from financing activities:
Private placements of common shares	-	-	20,563,000
Private placement offering costs	-	-	(2,163,164)
Proceeds of note receivable	-	-	125,000
Repayment of note receivable	-	-	(125,000)
Redemption of treasury stock	-	-	(750,000)

Net cash provided by continuing financing activities	-	-	17,649,836
Net cash used in discontinued financing activities	-	-	-
Net cash provided by financing activities	-	-	17,649,836

Net increase (decrease) in cash	(1,285,201)	105,267	13,545,668
Cash transferred to discontinued operations	-	-	(166,463)
Cash, beginning of period	14,941,723	228,558	277,317
Cash, end of period	$13,656,522	$333,825	$13,656,522

Supplemental disclosure of cash flow information
Cash paid for -
Income taxes	$800	$-	$800
Interest	$-	$-	$12,625

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Notes to Condensed Financial Statements
March 31, 2008
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

Income Taxes:

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to tax loss carryforwards, accruals and depreciation of property and equipment.

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

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of basic earnings (loss) per share (“Basic EPS”) and diluted earnings (loss) per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three and six months ended March 31, 2008 and the period inception (May 1, 2007) through March 31, 2008, because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for these periods. There were no dilutive securities for the six months ended March 31, 2007. At March 31, 2008, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 16,274,000 shares.

Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash, cash equivalents and payables. The carrying amount of cash, cash equivalents and payables approximates fair value because of the short-term nature of these items.

Concentrations of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in Standard & Poor’s AAA rated bank deposit and money market accounts, which exceed the Federal Deposit Insurance Corporation (“FDIC”) $100,000 insurance limit. As of March 31, 2008 and September 30, 2007, the Company had approximately $13,428,000 and $14,700,000, respectively, of cash in excess of the FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Impairment of Long-Lived Assets:

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2007 and March 31, 2008, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 will have an adverse effect on its financial statements for its fiscal year ending September 30, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Company's Board of Directors long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not believe that this recent accounting pronouncement will have a material impact on its financial position or results of operations.

Note 2 - Property and Equipment

Property and equipment consisted of the following at March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
Office equipment	$20,201	$18,976
Computer equipment	9,031	9,031
Laboratory equipment	9,093	--
Leasehold Improvements	1,200	1,200
	39,525	29,207
Accumulated depreciation and amortization	(5,342)	(1,382)
	$34,183	$27,825

Depreciation expense for the six months ended March 31, 2008 amounted to $3,960.

Note 3 - Related Party Transactions

On May 1, 2007, the Company entered into a consulting agreement with a stockholder to provide consulting services relating to strategic planning, investor relations and corporate governance for a monthly fee of $30,000, plus reimbursement of expenses, for a six-month period ending on October 31, 2007. The consulting agreement provides for automatic extensions at the end of each six-month term, unless terminated by either party at least 30 days prior to the end of such term. The agreement was extended to October 30, 2008. For the three months ended March 31, 2008, $90,000 was incurred and paid pursuant to this agreement. For the six months ended March 31, 2008, an aggregate of $210,000 was paid pursuant to this consulting agreement, $180,000 incurred during the six month period, and $30,000 accrued as of September 30, 2007.

On November 5, 2007, the Company entered into a consulting agreement effective May 31, 2007 with a company 100% owned by a stockholder, to provide the technical services of that stockholder along with other employees and resources of the consulting company. The consulting agreement superseded an existing employment agreement with that stockholder. For the three months ended March 31, 2008, $50,000 was incurred and paid in connection with this consulting agreement. For the six months ended March 31, 2008, the Company paid $21,154 in salary to the stockholder, and $91,667 under the consulting agreement, $85,577 was incurred during the six month period, and $6,090 was accrued as of September 30, 2007.

For the three months ended March 31, 2008, the Company paid $4,500 for website and graphics design services, and for the six months ended March 31, 2008, the Company paid an aggregate of $7,500 for event management, website and graphics design services provided by a company 100% owned by the spouse of a stockholder.

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

Restricted shares of 50,000 have been issued under the Plan prior to the six months ended March 31, 2008.

A summary of activity under the Plan during the six months ended March 31, 2008 is as follows:

	Shares	Weighted- Average Exercise Price

Stock options outstanding, beginning of period	3,724,000	$1.00
Granted	200,000	1.00
Exercised	—	—
Forfeited	—
Total options outstanding, end of period	3,924,000	$1.00

Options exercisable at end of period	921,100	$1.00

Shares available for future grant under Plan	11,026,000

The weighted average remaining option term of outstanding options at March 31, 2008 was 48 months. The intrinsic value is not greater than the grant price.

A summary of warrant issuances during the six months ended March 31, 2008 is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	12,400,000	$1.01
Granted	—	—
Exercised	—	—
Forfeited	(50,000)	2.00
Outstanding, end of period	12,350,000	$1.00

Warrants exercisable at end of period	12,350,000	$1.00

The weighted average remaining warrant term at March 31, 2008 was 62 months. The intrinsic value is not greater than the grant price.

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

On November 28, 2007, the Company awarded options to purchase 200,000 shares of common stock to a new director at an exercise price of $1.00 per share. The warrants vest 100% upon grant, and have a five year term. The fair value of the option award, estimated on the date of grant using the Black-Scholes option pricing model, was $41,800 using the following assumptions:

Assumptions
Expected Volatility	75%
Expected Dividends	0.0%
Expected term, in years	4.0
Risk-free rate	3.36%

The option value of $125,758 is amortized to expense over the director’s 12 month board term.

Note 6 - Lease Commitments

The Company entered into a three year lease of approximately 2,960 sq. ft. for premises located in Irvine, California in which it conducts operations. The base rent is $4,096 per month through July 31, 2007, $4,243 per month through July 31, 2008, and $4,389 per month thereafter. Minimum payments under the operating lease are approximately as follows:

Years ending September 30,	Total
2008	$52,000
2009	54,000
2010	46,000
Total	$152,000

Note 7 - Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $3,286,000 at March 31, 2008. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be realized, the Company has recorded a full valuation allowance at March 31, 2008.

The Company has net losses for tax purposes totaling approximately $8,056,000 which may be applied against future taxable income and will expire in 2027 and 2028.  Accordingly, there is no tax expense for the six months ended March 31, 2008 and the period inception (May 1, 2007) through March 31, 2008. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

The tax returns filed for tax years ended September 30, 2005 through 2007 are subject to examination by tax authorities.

Note 8 - Subsequent events

On March 19, 2008 the Board of Directors authorized a one for four reverse split of the Company’s common shares, which was approved by written consent of a majority of the common shareholders for holders of record on April 1, 2008. An Information Statement was filed with the Securities and Exchange Commission on April 8, 2008 and was mailed to shareholders on April 18, 2008. The reverse split will be effective on May 9, 2008 upon expiry of the statutory notice period. No adjustments have been made to the condensed financial statements for the reverse split.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Overview

From our inception in 2001 to May 2007, we were in the business of selling nutritional products. In May 2007, we spun off this nutritional products business and began to pursue a new business in the pharmaceuticals industry. On May 11, 2007, we entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which we acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and technology for all human and veterinary use. The indications for the lead compounds are acute promyelocytic leukemia, solid cancers (lung and breast) and chemotherapy-induced neutropenia (low white cell count). The Company paid Vitae an upfront licensing fee of $2,100,000 and $50,000 for its inventory of the licensed compounds. The Company also issued Vitae 7,026,927 shares of common stock, representing 5.66% of our outstanding common stock (after the issuance of these shares) as of the effective date of the license, upon reaching a certain milestone. The milestone was met on October 31, 2007, when the Company received approval from the Food and Drug Administration (the “FDA”) to begin Phase I clinical trials for one of the lead compounds. We currently are in active research and clinical development of therapeutic compounds relating to our nuclear receptor target technologies.

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

Plan of Operation

From May 11, 2007, we began to pursue a new business plan in the pharmaceuticals industry. Our prior history is not indicative of the new business. We expect to incur significant research, development and administrative expenses before any of our products from our new business can be launched and revenues generated.

During the period from inception (May 1, 2007) through March 31, 2008, our activities included completing the acquisition and transfer of the patents, patent applications, compounds and related materials pursuant to the license agreement with Vitae, securing leased premises in which to conduct our research and development activities, and submission of an application for an IND with the FDA for our compound for the treatment of solid cancers, which was granted on October 31, 2007. We entered Phase I clinical trials for this compound with dosing of the first patient on March 24, 2008.

We believe that the total aggregate net amount of approximately $13,656,000 cash on hand at March 31, 2008 provides us with sufficient funds for clinical development and operations through April 2009. We believe that the intellectual property and compounds we have licensed from Vitae have significant potential in leading to individualized cancer therapies and the Company will focus on these therapies. These therapies would be based on the retinoid and rexinoid classes of compounds. Retinoids and rexinoids are small molecule hormones that elicit their biological effects by binding to and regulating the function of two distinct families of nuclear receptors, the Retinoic Acid Receptors (RARs) and Retinoid X Receptors (RXRs), respectively. Each family consists of three distinct subtypes which separately mediate a broad range of physiological functions including cell differentiation, proliferation and apoptosis, bone and cartilage formation and lipid metabolism. Although this biology enables the potential therapeutic application of the retinoid and rexinoid classes of drugs in many diseases, the currently used, non-selective compounds are not suitable because of complicating toxic effects. A next generation of retinoid and rexinoid drugs that have receptor subtype and functional selectivity are required to unlock the full therapeutic value of these compounds. The portfolio of compounds acquired through the license agreement with Vitae has been developed for this receptor and functional selectivity and contains three lead “next generation” compounds. We are in active research and development of these three lead compounds, two of which are in the clinical stage of development and one in the preclinical discovery stage.

We believe that the first compound will enter a Phase II study for the treatment of acute promyelocytic leukemia sometime in the next few months. On February 8, 2008, the FDA granted the Company’s Investigational New Drug application (“IND”) for this compound, permitting it to move into the next stage of clinical trials. Based on patent protection which specifically covers it as a new chemical entity (“NCE”), the Company believes that this compound has a generic competition-free product life until 2020.

The second lead compound will be tested for safety in cancer patients followed by efficacy studies in some of the most common cancers, including lung and breast cancer. On October 31, 2007, the FDA granted the Company’s IND application for this compound permitting it to move into the Phase I stage of clinical development and the initial study will characterize its safety, pharmacokinetics and pharmacology in advanced cancer patients. The first patient was dosed in this Phase I Clinical Trial during the quarter ended March 31, 2008. Based on patent protection which covers it as a NCE, the Company believes that this compound has a generic competition-free product life until 2015. Additional patents for specific methods of use of this compound could extend the product life of the compound until 2026.

The third lead compound is derived from a discovery program directed towards treatments for chemotherapy-induced neutropenia (low white cell count). This program is intended to evaluate and develop a lead compound as therapy to reduce the toxicity of chemotherapy; in particular, diminish the risk of infection as consequence of reduction in white blood cell count. Two patents cover this compound as a NCE and the Company believes these patents will provide a product life free of generic competition until 2016. However, another patent covers the method of use of this compound in treating chemotherapy-induced neutropenia, and this patent, if issued, could extend the product life of this compound until 2026.

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

Liquidity and Capital Resources

As of March 31, 2008, we had $13,656,522 of cash and cash equivalents. We have no significant capital expenditure requirements as of March 31, 2008. We believe that available cash resources are likely to be sufficient to meet anticipated working capital requirements through April 2009. However, we may seek additional funding for possible acquisitions, expansion of existing operations or other purposes. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all.

Item 3. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Based on the limited number of employees, the Company is unable to segregate accounting procedures over financial activities to provide adequate internal controls and the internal controls over financial reporting may not be effective.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On April 8, 2008, shareholders who own 58,565,000 shares, representing approximately 51.6% of the outstanding votes, approved an amendment to our Amended and Restated Articles of Incorporation, as amended, effecting a one for four reverse stock split. Further information regarding this matter was included in the Company’s Information Statement on Schedule 14C filed with the Commission and mailed to shareholders on April 18, 2008.

Item 5. Other Information

The Company intends the amendment to its Amended and Restated Articles of Incorporation effecting the one for four reverse stock split to become effective on May 9, 2008. As of that date, each four shares of the Company’s Common Stock, par value $.001 per share (“Common Stock”), then issued and outstanding will become one fully paid and nonassessable share of Common Stock, and the Company’s Common Stock will begin trading under a new symbol “NUXP”, instead of “NURX”.

Item 6. Exhibits.

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2008	NURX PHARMACEUTICALS, INC.

	By:	/s/ Harin Padma-Nathan
Harin Padma-Nathan, Chief Executive Officer (Principal Executive Officer)

	And:	/s/ Steven Gershick
Steven Gershick, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Form 10-QSB

Three months ended March 31, 2008

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation.(1)

3.2	Certificate of Designation.(1)

3.3	Certificate of Amendment to the Certificate of Designation.(1)

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated April 27, 2007.(2)

3.5	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated October 23, 2007.(3)

3.6	Amendment to the Amended and Restated Articles of Incorporation, dated effective as of May 9, 2008

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

(1) Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333-89628.

(2) Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 30, 2007.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007.