Form 10QSB
period 2008-06-30
NURX PHARMACEUTICALS, INC.
filed 2008-08-11
CIK 1174228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from                      To

Commission file number 333-139982

NuRx Pharmaceuticals, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	87-0681500
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

☒ Yes	☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

As of August 7, 2008 there were 28,394,234 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

☐ Yes	☒ No

NuRx Pharmaceuticals, Inc.

i

PART I  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Balance Sheets
As of June 30, 2008 and September 30, 2007

	June 30, 2008 (unaudited)	September 30, 2007
ASSETS

Cash and cash equivalents	$12,420,964	$14,941,723
Prepaid expenses and other current assets	107,161	55,832
Total current assets	12,528,125	14,997,555

Property & equipment, net of accumulated depreciation and amortization of $7,969 and $1,382	46,467	27,825

Deposits	42,093	27,093
Total assets	$12,616,685	$15,052,473

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$243,712	$103,441
Due to related parties	48,333	36,090
Total current liabilities	292,045	139,531

Commitments and contingencies

Stockholders' Equity
Series A preferred stock, $.001 par value, 1,000,000 shares designated, no shares issued and outstanding	—	—

Series B preferred stock, $.001 par value, 500,000 shares designated, no shares issued and outstanding	—	—

Common stock, $.001 par value, 150,000,000 shares authorized, respectively, 30,333,984 and 28,577,252 shares issued respectively, and 28,394,234 and 26,637,502 shares outstanding respectively	30,334	28,577
Additional paid-in capital	22,319,859	18,552,888
Treasury stock	(750,000)	(750,000)
Accumulated deficit during development stage	(9,311,753)	(2,954,723)
Retained earnings	36,200	36,200

Total stockholders' equity	12,324,640	14,912,942

Total liabilities and stockholders' equity	$12,616,685	$15,052,473

See Notes to Condensed Financial Statements

NURX PHARMACEUTICALS, INC.
(a corporation in the development stage)
Condensed Statements of Operations (unaudited)
For the three and nine months ended June 30, 2008 and June 30, 2007, and development stage from inception (May 1, 2007) through June 30, 2008

	Three months ended June 30		Nine months ended June 30		Inception (May 1, 2007) through June
	2008	2007	2008	2007	30, 2008

Operating Expenses:

General & administrative (includes stock based compensation of $86,089, $13,485, $202,897, $13,485, and $268,726, related party consulting fees of $100,000, $60,000, $287,500, $60,000, and $452,200 respectively)	$782,403	$263,256	$2,047,133	$263,256	$2,865,729

Research & clinical development (includes stock based compensation of $43,882, $0, $52,831 , $0, and $52,831, related party consulting fees and salary of $88,333, $0, $195,064, $0 and $201,154 respectively, and fair value of shares issued in connection with milestone payment under technology license of $0, $2,150,000, $3,513,000, $2,150,000, and $3,513,000 respectively)	470,887	2,190,769	4,656,682	2,190,769	7,043,831
Total operating expenses	1,253,290	2,454,025	6,703,815	2,454,025	9,909,560

Other income and (expense)
Interest income	67,042	73,310	346,785	73,310	610,432
Interest expense	—	(12,625)	—	(12,625)	(12,625)
Total other income	67,042	60,685	346,785	60,685	597,807

Loss from continuing operations	(1,186,248)	(2,393,340)	(6,357,030)	(2,393,340)	(9,311,753)

Income (loss) from discontinued operations, net of income tax of $0, $0, $0, $0, and $0, respectively	—	(2,118)	—	62,337	—
Loss on disposition of discontinued operations, net of income tax of $0, $0, $0, $0 and $0, respectively	—	(192,991)	—	(192,991)	—

Net Loss	$(1,186,248)	$(2,588,449)	$(6,357,030)	$(2,523,994)	$(9,311,753)

Income (loss) per common share - basic and diluted
From continuing operatons	$(0.04)	$(0.01)	$(0.23)	$(0.33)	$(0.34)
From discontinued operations	$0.00	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average common shares - basic and diluted	28,394,234	17,941,360	28,201,889	7,690,287	27,331,268

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statement of Stockholders' Equity
For the nine months ended June 30, 2008 and development stage from inception (May 1, 2007) to June 30, 2008

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Retained	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Stage	Total
Balance May 1, 2007 (retroactively adjusted for 1:4 reverse split May 2008)	—	$—	—	$—	18,314,752	$18,315	$160,485	—	$—	$36,200	$—	$215,000
Private placement May 16, 2007, 10,000,000 common shares at $2.00 per share (retroactively adjusted for 1:4 reverse split May 2008)	—	—	—	—	10,000,000	10,000	19,990,000	—	—	—	—	20,000,000
Private placement June 25, 2007, 250,000 common shares at $2.00 per share (retroactively adjusted for 1:4 reverse split May 2008)	—	—	—	—	250,000	250	499,750	—	—	—	—	500,000
Private placement fees, reorganization costs and related registration costs, including fair market value of warrants	—	—	—	—	—	—	(5,151,228)	—	—	—	—	(5,151,228)
Share-based compensation (retroactively adjusted for 1:4 reverse split May 2008)	—	—	—	—	12,500	12	65,817	—	—	—	—	65,829
Fair value of warrants issued in connection with private placement	—	—	—	—	—	—	2,988,064	—	—	—	—	2,988,064
Repurchase of 1,939,750 common shares, May 2007, retroactively adjusted for 1:4 reverse split May 2008)	—	—	—	—	—	—	—	(1,939,750)	$(750,000)	—	—	(750,000)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,954,723)	(2,954,723)
Balance September 30, 2007	—	—	—	—	28,577,252	28,577	18,552,888	(1,939,750)	(750,000)	36,200	(2,954,723)	14,912,942
Share based compensation - unaudited	—	—	—	—	—	—	255,728	—	—	—	—	255,728
Fair value of shares issued in connection with milestone payments under technology license (shares valued at $2.00 per share) - unaudited	—	—	—	—	1,756,732	1,757	3,511,243	—	—	—	—	3,513,000
Net loss - unaudited											(6,357,030)	(6,357,030)
Balance June 30, 2008 - unaudited	—	$—	—	$—	30,333,984	$30,334	$22,319,859	(1,939,750)	$(750,000)	$36,200	$(9,311,753)	$12,324,640

See Notes to Condensed Financial Statements

NURX PHARMACEUTICALS, INC.
(a corporation in the development stage)
Statements of Cash Flows (unaudited)
For the nine months ended June 30, 2008 and June 30, 2007, and development stage from inception (May 1, 2007) through June 30, 2008

	Nine months ended June 30, 2008	Nine months ended June 30, 2007	Inception (May 1, 2007) through June 30, 2008

Cash flows from operating activities:

Net loss	$(6,357,030)	$(2,523,994)	$(9,311,753)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss from and loss on sale of discontinued operations - net of taxes	—	130,654	—
Depreciation and amortization	6,587	—	7,969
Share-based compensation	255,728	13,485	321,557
Fair value of shares issued in connection with milestone payments under technology license	3,513,000	—	3,513,000

Changes in operating assets and liabilities:
Deposits	(15,000)	—	(42,093)
Prepaid expenses	(51,329)	(64,518)	(107,161)
Accounts payable and accrued expenses	140,271	269,850	279,802
Due to related parties	12,243	—	12,243
Net cash used in continuing operating activities	(2,495,530)	(2,174,523)	(5,326,436)
Net cash provided by discontinued operating activities	—	91,405	41,146
Net cash used in operating activities	(2,495,530)	(2,083,118)	(5,285,290)

Cash flow from investing activities:

Purchase of property and equipment	(25,229)	(18,976)	(54,436)
Lease deposit	—	(27,388)	—
Net cash used in continuing investing activities	(25,229)	(46,364)	(54,436)
Net cash used in discontinued investing activities	—	(1,500)	—
Net used in investing activities	(25,229)	(47,864)	(54,436)

Cash flows from financing activities:
Private placements of common shares	—	20,563,000	20,563,000
Private placement offering costs	—	(2,120,167)	(2,163,164)
Proceeds of note receivable	—	125,000	125,000
Repayment of note receivable	—	(125,000)	(125,000)
Redemption of treasury stock	—	(750,000)	(750,000)
Net cash provided by continuing financing activities	—	17,692,833	17,649,836
Net cash used in discontinued financing activities	—	—	—
Net cash provided by financing activities	—	17,692,833	17,649,836

Net increase (decrease) in cash	(2,520,759)	15,561,851	12,310,110
Cash transferred to discontinued operations	—	(166,463)	(166,463)
Cash, beginning of period	14,941,723	228,558	277,317
Cash, end of period	$12,420,964	$15,623,946	$12,420,964

Supplemental disclosure of cash flow information
Cash paid for -
Income taxes	$800	$—	$800
Interest	$—	$12,625	$12,625

See Notes to Condensed Financial Statements

NURX PHARMACEUTICALS, INC.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Note 1 - The Company and its Significant Account Policies

Basis of Presentation

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

General

Since the Company’s inception on August 14, 2001, it was engaged in the sale of nutritional products. Beginning in May 2007, the Company entered into a plan of reorganization including a series of private placements, a change in directors and management, redemption of common shares of controlling shareholders prior to May 2007, sale of its nutritional products business, and began to pursue a new business plan as a development-stage company in the biotechnology and pharmaceuticals industry with a focus on nuclear receptor target therapeutics for cancer.

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is devoting substantially all of its present efforts to establish a new pharmaceutical business, and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since inception (May 1, 2007) have been considered as part of the Company’s development stage activities. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company. The Company’s products will be governed in the United States by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and potentially various foreign government agencies. There can be no assurance that the Company will obtain or maintain the regulatory approvals required to market its products.

Use of Estimates

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less when purchased. Cash equivalents consist of institutional money market funds.

Property and Equipment

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

Net Income (Loss) Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of basic earnings (loss) per share (“Basic EPS”) and diluted earnings (loss) per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three and nine months ended June 30, 2008 and the period inception (May 1, 2007) through June 30, 2008, because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for these periods. There were no dilutive securities for the nine months ended June 30, 2007. At June 30, 2008, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 4,318,500 shares.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, cash equivalents and payables. The carrying amount of cash, cash equivalents and payables approximates fair value because of the short-term nature of these items.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in Standard & Poor’s AAA rated bank deposit and money market accounts, which exceed the Federal Deposit Insurance Corporation (“FDIC”) $100,000 insurance limit. As of June 30, 2008 and September 30, 2007, the Company had approximately $12,220,000 and $14,700,000, respectively, of cash in excess of the FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2007 and June 30, 2008, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Adoption of New Accounting Policies

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

Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Company’s Board of Directors long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not believe that this recent accounting pronouncement will have a material impact on its financial position or results of operations.

Note 2 - Property and Equipment

Property and equipment consisted of the following at June 30, 2008 and September 30, 2007:

	June 30, 2008	September 30, 2007
Office equipment	$24,541	$18,976
Computer equipment	11,564	9,031
Laboratory equipment	17,131	—
Leasehold Improvements	1,200	1,200
	54,436	29,207
Accumulated depreciation and amortization	(7,969)	(1,382)
	$46,467	$27,825

Depreciation expense for the three and nine months ended June 30, 2008 amounted to $2,627 and $6,587 respectively.

Note 3 - Related Party Transactions

On May 1, 2007, the Company entered into a consulting agreement with a stockholder to provide consulting services relating to strategic planning, investor relations and corporate governance for a monthly fee of $30,000, plus reimbursement of expenses, for a six-month period ending on October 31, 2007. The consulting agreement provides for automatic extensions at the end of each six-month term, unless terminated by either party at least 30 days prior to the end of such term. The agreement was extended to October 30, 2008. For the three months ended June 30, 2008, $90,000 was incurred and paid pursuant to this agreement. For the nine months ended June 30, 2008, an aggregate of $300,000 was paid pursuant to this consulting agreement, $270,000 incurred during the nine month period, and $30,000 accrued as of September 30, 2007.

On November 5, 2007, the Company entered into a consulting agreement effective May 31, 2007 with a company 100% owned by a stockholder, to provide the technical services of that stockholder along with other employees and resources of the consulting company. The consulting agreement superseded an existing employment agreement with that stockholder. For the three months ended June 30, 2008, $50,833 was incurred in connection with this consulting agreement, $50,000 paid and $833 accrued. For the nine months ended June 30, 2008, the Company paid $21,154 in salary to the stockholder, and incurred $142,500 under the consulting agreement, $136,410 was incurred during the nine month period, and $6,090 was accrued as of September 30, 2007. In addition, at June 30, 2008 the Company recorded a payable of $37,500 to this entity for the provision of services of its contract consultants for clinical trial and data management for the nine months ended June 30, 2008.

For the three months ended June 30, 2008, the Company incurred $10,000 for meeting and event management services, and for the nine months ended June 30, 2008, the Company incurred an aggregate of $17,500 for event management, website and graphics design services provided by a company 100% owned by the spouse of a stockholder. During the nine months ended June 30, 2008, $7,500 was paid and the balance of $10,000 reflected in accounts payable at June 30, 2008.

Note 4 - Common Stock, Stock Options and Warrants

Reverse Stock Split

On May 9, 2008, the Company completed a one-for-four reverse stock split for common shareholders of record on that same date. As a result of the reverse stock split, the number of common shares outstanding was reduced to 28,394,234 from 113,576,927 shares outstanding immediately prior to the effective date. Common shares authorized were unchanged, resulting in an increase in the number of authorized but unissued shares of Common Stock to 121,605,766 from 36,423,073. The per unit exercise price of all outstanding options and warrants were increased accordingly.

The reverse stock split did not affect the par value of the Company’s common stock. As a result, the stated capital on the Company’s balance sheet attributable to the outstanding common stock was reduced by $91,200 to $30,334 (one-fourth of its amount immediately preceding the reverse stock split), and the additional paid-in capital account was increased by $91,200. The per share net income or loss and net book value of the outstanding common stock increased because there are fewer shares of the Company’s common stock outstanding.

The Company’s financial statements and footnotes give retroactive effect to this stock split.

Options

In 2007, the Company adopted a stock compensation plan, the 2007 Stock Compensation Plan (the “Plan”), pursuant to which it is authorized to grant options, restricted stock and stock appreciation rights to purchase up to 3,750,000 shares of common stock to the Company’s employees, officers, directors, consultants and advisors.

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

Restricted shares of 12,500 have been issued under the Plan prior to the six months ended March 31, 2008.

A summary of activity under the Plan during the nine months ended June 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price
Stock options outstanding, beginning of period	931,000	$4.00
Granted	300,000	$4.00
Exercised	—	—
Forfeited	—
Total options outstanding, end of period	1,231,000	$4.00
Options exercisable at end of period	361,663	$4.00
Shares available for future grant under Plan	2,506,500

The weighted average remaining life of outstanding options at June 30, 2008 was 48 months. The intrinsic value is not greater than the grant price.

Warrants

A summary of warrant issuances during the nine months ended June 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	3,100,000	$4.02
Granted	—	—
Exercised	—	—
Forfeited	(12,500)	8.00
Outstanding, end of period	3,087,500	$4.01

Warrants exercisable at end of period	3,087,500	$4.01

The weighted average remaining life at June 30, 2008 was 59 months. The intrinsic value is not greater than the grant price.

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

On October 31, 2007, the Company received approval for an Investigational New Drug (“IND”) with respect to one of its drug candidates. This approval triggered a milestone payment under the Company’s license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”) of 1,756,732 common shares, representing 5.66% of the Company’s fully diluted common stock on the effective date of the license agreement. The fair market value of these shares at October 31, 2007 was $2.00 per share, which resulted in a charge of $3,513,000 to in-process research and development expenses on that date and an increase in stockholders’ equity.

On November 28, 2007, the Company awarded options to purchase 50,000 shares of common stock to a new director at an exercise price of $4.00 per share. The options vest 100% upon grant, and have a five year term. The fair value of the option award, estimated on the date of grant using the Black-Scholes option pricing model, was $41,800 using the following assumptions:

Assumptions
Expected Volatility	75%
Expected Dividends	0.0%
Expected term, in years	4.0
Risk-free rate	3.36%

The option value of $41,800 is amortized to expense over the director’s 12 month board term.

On May 15, 2008, the Company awarded options to purchase 250,000 shares of common stock to four employees at an exercise price of $4.00 per share. The options vest one-third upon grant, the balance ratably over a period of 36 months so long as the employees continue in the employment of the Company, and have a five year term which shall be extended to six months following termination if the employee continues to be employed on the fifth anniversary of the grant. The fair value of these option awards, estimated on the date of grant using the Black-Scholes option pricing model, was $187,000 using the following assumptions:

Assumptions
Expected Volatility	75%
Expected Dividends	0.0%
Expected term, in years	3.5
Risk-free rate	2.80%

The option value of $187,000 is amortized to expense over three years from the date of grant consistent with the vesting terms.

Note 6 - Lease Commitments

The Company entered into a three year lease of approximately 2,960 sq. ft. for premises located in Irvine, California in which it conducts operations. The base rent is $4,096 per month through July 31, 2008, $4,243 per month through July 31, 2009, and $4,389 per month thereafter. Minimum payments under the operating lease are approximately as follows:

Years ending September 30	Total
2008	$52,000
2009	54,000
2010	46,000
Total	$152,000

Note 7 - Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards, in-process research and development, and temporary differences, aggregating approximately $3,741,000 at June 30, 2008. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be realized, the Company has recorded a full valuation allowance at June 30, 2008.

The Company has net losses for tax purposes totaling approximately $3,722,000 which may be applied against future taxable income and will expire in 2027 and 2028. Accordingly, there is no tax expense for the nine months ended June 30, 2008 and the period inception (May 1, 2007) through June 30, 2008. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

The tax returns filed for tax years ended September 30, 2005 through 2007 are subject to examination by tax authorities.

Note 8 - Subsequent events

On August 1, 2008, the Company awarded options to purchase 75,000 shares of common stock to an employee at an exercise price of $4.00 per share. The options vest ratably over a period of four years so long as the employee continues in the employ of the Company, and have a five year term which shall be extended to six months following termination if the employee continues to be employed on the fifth anniversary of the grant. The fair value of these option awards, estimated on the date of grant using the Black-Scholes option pricing model, was $56,000 using the following assumptions:

Assumptions
Expected Volatility	75%
Expected Dividends	0.0%
Expected term, in years	3.5
Risk-free rate	2.90%

The option value of $56,000 will be amortized to expense over four years from the date of grant consistent with the vesting terms.

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

Overview

From our inception in 2001 to May 2007, we were in the business of selling nutritional products. In May 2007, we spun off this nutritional products business and began to pursue a new business plan in the pharmaceuticals industry. On May 11, 2007, we entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which we acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and technology for all human and veterinary use. The indications for the lead compounds are acute promyelocytic leukemia, solid cancers (lung and breast) and chemotherapy-induced neutropenia (low white cell count). The Company paid Vitae an upfront licensing fee of $2,100,000 and $50,000 for its inventory of the licensed compounds. The Company also agreed to issue Vitae 7,026,927 shares of common stock (or 1,756,732 shares of common stock on a post-split basis), representing 5.66% of our outstanding common stock (after the issuance of these shares) as of the effective date of the license, upon reaching a certain milestone. These shares were issued to Vitae on October 31, 2007, when the Company met this milestone by receiving approval from the Food and Drug Administration (the “FDA”) to begin Phase I clinical trials for one of the lead compounds.

We currently are in active research and clinical development of therapeutic compounds relating to our nuclear receptor target technologies.

Private Placements

In May through June of 2007, the Company raised approximately $20,500,000 from a small group of accredited investors from the sale of 41,000,000 shares of common stock at a price of $.50 per share in a private placement offering. As adjusted for the 1-for-4 reverse stock split that took place in May 2008, this represents the sale of 10,250,000 shares of common stock at a price of $2.00 per share. Pursuant to the terms of the private placement, these investors had certain anti-dilutive price protections until July 18, 2008.

Hunter World Markets, Inc. acted as the exclusive placement agent in the private placement offering, and received a fee of $2,012,500 (approximately 10% of the gross proceeds) and two six-year warrants to purchase an aggregate of 12,300,000 shares of the Company’s common stock at an exercise price of $1.00 per share (or 3,075,000 shares of the Company’s common stock at an exercise price of $4.00 per share on a post-split basis). These warrants expire in 2013. Hunter World Markets, Inc. also loaned us $125,000 at an interest rate of 6% per annum. This loan together with accrued interest and a loan fee of $12,500 was repaid from the proceeds of the private placement.

In connection with the private offering, stockholders who had acquired our common stock prior to April 27, 2007 canceled an aggregate of 7,759,000 shares of common stock (or 1,939,750 shares of common stock on a post-split basis) in consideration for an aggregate amount of $750,000.

Plan of Operation

From May 11, 2007, we began to pursue a new business plan in the pharmaceuticals industry. Our prior history is not indicative of the new business. We expect to incur significant research, development and administrative expenses before any of our products from our new business can be launched and revenues generated.

During the period from inception (May 1, 2007) through June 30, 2008, our activities included completing the acquisition and transfer of the patents, patent applications, compounds and related materials pursuant to the license agreement with Vitae, securing leased premises in which to conduct our research and development activities, and submission of an application for an IND with the FDA for our compound for the treatment of solid cancers, which was granted on October 31, 2007. We entered Phase I clinical trials for this compound with dosing of the first patient on March 24, 2008. We have also taken steps to initiate clinical trials for two of our lead compounds in two countries outside the United States.

We believe that the total aggregate net amount of approximately $12,421,000 cash on hand at June 30, 2008 provides us with sufficient funds for clinical development and operations through June 2009. We believe that the intellectual property and compounds we have licensed from Vitae have significant potential in leading to individualized cancer therapies and the Company will focus on these therapies. These therapies would be based on the retinoid and rexinoid classes of compounds. Retinoids and rexinoids are small molecule hormones that elicit their biological effects by binding to and regulating the function of two distinct families of nuclear receptors, the Retinoic Acid Receptors (RARs) and Retinoid X Receptors (RXRs), respectively. Each family consists of three distinct subtypes which separately mediate a broad range of physiological functions including cell differentiation, proliferation and apoptosis, bone and cartilage formation and lipid metabolism. Although this biology enables the potential therapeutic application of the retinoid and rexinoid classes of drugs in many diseases, the currently used, non-selective compounds are not suitable because of complicating toxic effects. A next generation of retinoid and rexinoid drugs that have receptor subtype and functional selectivity are required to unlock the full therapeutic value of these compounds. The portfolio of compounds acquired through the license agreement with Vitae has been developed for this receptor and functional selectivity and contains three lead “next generation” compounds. We are in active research and development of these three lead compounds, two of which are in the clinical stage of development and one in the preclinical discovery stage.

On February 8, 2008, the FDA granted the Company’s investigational new drug application (“IND”) for the first lead compound, permitting it to move into the next stage of clinical trials. We believe that this compound will enter a Phase II study for the treatment of acute promyelocytic leukemia sometime in the next few months. Based on patent protection, which specifically covers it as a new chemical entity (“NCE”), the Company believes that this compound has a generic competition-free product life until 2020.

The second lead compound will be tested for safety in cancer patients followed by efficacy studies in some of the most common cancers, including lung and breast cancer. On October 31, 2007, the FDA granted the Company’s IND application for this compound, permitting it to move into the Phase I stage of clinical development. The initial study will characterize its safety, pharmacokinetics and pharmacology in advanced cancer patients. The first patient was dosed in this Phase I Clinical Trial during the quarter ended March 31, 2008. Based on patent protection, which covers it as a NCE, the Company believes that this compound has a generic competition-free product life until 2015. Additional patents for specific methods of use of this compound could extend the product life of the compound until 2026.

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

Preclinical pharmacology studies, including extensive studies in animal models, using the above lead compounds as well as other compounds from our library have identified alternate therapeutic targets for retinoids and rexinoids including the following:

•	Spinal fusion

•	Osteoarthritis

•	Hypertriglyceridemia

•	Diabetes

•	Development activities in these areas are outsourced and are at the preclinical discovery stage.

We currently have 8 employees, 2 of whom are part time. We do not expect significant changes in the number of our employees over the next year.

Revenues

We have had no revenues related to our new pharmaceuticals business and we do not anticipate that we will derive any revenues from either product sales or licensing during the foreseeable future. We have no research and development co-development or other agreements, which provide for future revenue or obligations to transfer rights to any of our intellectual property to third parties. We have agreed to pay Allergan, the company that originally licensed the compounds to Vitae, and Vitae up to an aggregate of 12% of future net sales of products based on the licensed technology, such specific percentage to be determined according to the specific compound generating the revenue and certain other factors.

Liquidity and Capital Resources

As of June 30, 2008, we had $12,420,964 of cash and cash equivalents. We have no significant capital expenditure requirements as of June 30, 2008. We believe that available cash resources are likely to be sufficient to meet anticipated working capital requirements through June 2009. However, we may seek additional funding for possible acquisitions, expansion of existing operations or other purposes and will require additional funding to complete our research and development, and bring our products to commercialization. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all.

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date. However, based on the limited number of employees, the Company is unable to segregate accounting procedures over financial activities to provide adequate internal controls over financial reporting.

During the third quarter ended June 30, 2008, there were no significant changes in internal controls over financial reporting. However, the Company has begun to better develop its system of internal controls over financial reporting by engaging an independent consultant to review the entire system. The consultant has completed that review and provided recommendations that are currently being implemented. We intend to continue this process and expect to remove any material weaknesses that may exist by year end.

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

Item 5.  Other Information

On May 9, 2008, the Company amended its Amended and Restated Articles of Incorporation to effectuate a one for four reverse stock split. As of that date, each four shares of the Company’s Common Stock, par value $.001 per share (“Common Stock”), then issued and outstanding, became one fully paid and nonassessable share of Common Stock, and the Company’s Common Stock began trading under the symbol “NUXP” instead of “NURX.”

Item 6.  Exhibits

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2008	NURX PHARMACEUTICALS, INC.

	By:	/s/ Harin Padma-Nathan
Name: Harin Padma-Nathan
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Steve Gershick
Name: Steve Gershick
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Form 10-QSB
Three months ended June 30, 2008

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.