Form 10-K
period 2008-09-30
NURX PHARMACEUTICALS, INC.
filed 2008-12-24
CIK 1174228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008

Commission File Number: 000-1174228

NURX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0681500

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

18 Technology, Suite 130 Irvine, CA	92618

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: 949-336-7111

Securities registered under Section 12(b) of the Act:   None

Securities registered under Section 12(g) of the Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing price of registrant’s common stock, at March 31, 2008, was approximately $37,900,000.

As of December 17, 2008, 28,394,234 shares of common stock were outstanding.

Documents incorporated by reference

Document Description	10-K Part III
Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of September 30, 2008 are incorporated by reference into Part III of this report.
Items 10, 11, 12, 13, 14

TABLE OF CONTENTS

-i-

PART I

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “Company” and “NuRx” refer to NuRx Pharmaceuticals, Inc., a Nevada corporation formerly known as Quest Group International, Inc.

Forward Looking and Cautionary Statements

This Form 10-K contains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology.  We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning.  However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors.  This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Annual Report.

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

ITEM 1	DESCRIPTION OF BUSINESS

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

Company History

We were formed as a Nevada corporation on August 14, 2001 as Quest Group International, Inc. We became a reporting company in March 2003. From our inception in 2001 until May, 2007, we were in the business of selling nutritional products to independent distributors and consumers in the United States and Japan. As a result of our entering into of a licensing agreement with Vitae Pharmaceuticals, Inc. (“Vitae”) in May 2007, we spun off our nutritional products business line and operate as a development stage pharmaceutical company with a focus on nuclear receptor target therapeutics. In connection with this change in business focus, we have changed our name to NuRx Pharmaceuticals, Inc.

Private Placements

In May through June 2007, the Company raised approximately $20,500,000 from a small group of accredited investors from the sale of 41,000,000 shares of common stock at a price of $.50 per share in a private placement offering.  As adjusted for the 1-for-4 reverse stock split that took place in May 2008, this represents the sale of 10,250,000 shares of common stock at a price of $2.00 per share.  Pursuant to the terms of the private placement, these investors had certain anti-dilutive price protections until July 18, 2008.

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

During the period between May 30, 2007 and June 27, 2007, we sold an aggregate of 1,000,000 shares of our common stock (or 250,000 shares of our common stock on a post-split basis) and received aggregate proceeds of $500,000. In connection with the aforementioned sales, Hunter World Markets received a commission of 5% on half the gross proceeds and received a six-year warrant to purchase common stock equal to 300,000 shares, or 30% of the number of shares sold, exercisable at $1.00 per share (or 75,000 shares at an exercise price of $4.00 per share on a post-split basis).

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

Vitae originally licensed these compounds in May 2004 from Allergan, Inc., an Allergan affiliate, and Ligand Pharmaceuticals Incorporated.  These compounds and technology are covered by a number of issued U.S. and foreign patents and patent applications, and the term of our sublicense will extend in each country until the later of the last to expire of any patents that are issued covering this technology or ten years from the first commercial sale of a product agreement.  Vitae will retain its exclusive license from the existing licensors for certain excluded licensed compounds.

In connection with the license agreement, we paid Vitae out of the net proceeds of our private placement offering an upfront licensing fee of $2,100,000, and an additional $50,000 on August 15, 2007.  We also agreed to issue Vitae 5.66% of our fully diluted common stock, as of the date of the agreement, upon receiving investigational new drug application (“IND”) approval for clinical trials of any of the transferred compounds that had not already received IND approval.  This milestone was met on October 31, 2007 and the Company issued Vitae 1,756,732 shares (representing 5.66% after issuance of these shares).  We will be required on Vitae’s behalf to pay the existing licensors additional specified milestone payments if we receive marketing approval from the U.S. Food and Drug Administration (“FDA”) for a product containing a licensed compound.

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

The Opportunity

We have acquired a large portfolio of intellectual property and know-how as well as a library of small molecule compounds and three clinical or pre-clinical stage therapeutic compounds pursuant to the license agreement with Vitae.  Such technologies represent nearly 20 years of research and development work in the fields of retinoids, rexinoids, cancer biology, medicinal chemistry, manufacturing, pre-clinical and clinical drug development.  The opportunities are four-fold: (1) a leukemia therapy that is based on established mechanisms of action that is a more selective entrant into an established class of cancer therapy, (2) an early candidate for solid tumors (particularly lung and breast cancer), (3) a novel therapeutic approach to addressing the impact of chemotherapy associated neutropenia (a large, well established therapeutic need) and (4) a large library of other retinoid and rexinoid compounds that represent an internal pipeline.

A key element of our strategy is to develop and commercialize a portfolio of new drugs. We are seeking to do so through our internal research programs.  A significant portion of the research that we are conducting involves new strategies and targets, some based on previously established pharmacology and some that is novel.  Our research staff has a combined 70 years of experience in creating novel compounds with subsequent optimization of the compound from the perspective of biological function, clinical monitoring, and cost-effective manufacturing.  We believe we have the expertise needed in taking new cancer therapeutics from discovery to approval, including regulatory compliance, clinical trial design and execution.  Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not any candidates or technologies are ultimately identified.  Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development due to harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.

We are focusing our research and development efforts on our two lead compounds in the clinical stage of development.  Our third lead compound which is in the pre-clinical stage of development will follow as resources permit. Each compound represents a unique chemical structure, unique class of therapy and biological function. One compound will be developed for the treatment of leukemia, a second compound will be tested for safety in humans followed by efficacy studies in some of the most common cancers including lung cancer and breast cancer, and the third compound will be developed as a therapy to reduce the toxicity of chemotherapy to the bone marrow, in particular, diminish the risk of infection as consequence of reduction in white blood cell count.  A platform of technology, intellectual property, and a large library of small molecules, will be used for later implementation of additional discoveries to make novel therapeutics.  We believe we have the necessary skills and chemical resources to produce novel therapies for other human diseases such as slow bone repair and healing, cartilage loss, lipid metabolic defects, and diabetes mellitus.

We do not currently anticipate that we will derive any revenues from either product sales or licensing in the near future.  We do not have any bank credit lines and have financed all of our prior operations through the sale of securities.  The estimated cost of completing the development of our current product candidate and of obtaining all required regulatory approvals to market that product candidate is substantially greater than the amount of funds we currently have available.  We believe that our existing cash balances will be sufficient to fund completion of our planned clinical trials and to fund our currently planned level of operations through at least October, 2010.  We will seek to obtain additional funds through various financing sources, including possible sales of our securities, and through strategic alliances with other pharmaceutical or biopharmaceutical companies, but there is no assurance that we will be able to obtain any additional funding from any potential financing sources, or create any such alliances, or that the terms under which we would obtain any funding will be sufficient to fund our operations.

Our Research Programs

We entered Phase I clinical trials for our compound for the treatment of solid cancers with dosing of the first patient on March 18, 2008.  We have also received approval from the respective regulatory authorities to initiate clinical trials for our other lead compound in the U.S.,  India and Mexico.  In addition, we have also established third party manufacturing for our two lead compounds in clinical trials, including intermediate, API and GMP production of drug product, supporting pharmacology, toxicology and stability testing and quality assurance.

We believe that the intellectual property and compounds we have licensed from Vitae have significant potential in leading to individualized cancer therapies and the Company will focus on these therapies.  These therapies would be based on the retinoid and rexinoid classes of compounds. Retinoids and rexinoids are small molecule hormones that elicit their biological effects by binding to and regulating the function of two distinct families of nuclear receptors, the Retinoic Acid Receptors (RARs) and Retinoid X Receptors (RXRs), respectively. Each family consists of three distinct subtypes which separately mediate a broad range of physiological functions including cell differentiation, proliferation and apoptosis, bone and cartilage formation and lipid metabolism.  Although this biology enables the potential therapeutic application of the retinoid and rexinoid classes of drugs in many diseases, the currently used, non-selective compounds are not suitable because of complicating toxic effects. A next generation of retinoid and rexinoid drugs that have receptor subtype and functional selectivity are required to unlock the full therapeutic value of these compounds.  The portfolio of compounds acquired through the license agreement with Vitae has been developed for this receptor and functional selectivity and contains three lead “next generation” compounds.  We are in the research and development phase of these three lead compounds, two of which are in the active clinical stage of development and one in the preclinical discovery stage.

First Lead Compound – NRX195183

On February 8, 2008, the FDA granted the Company’s application to re-activate its IND for the first lead compound (NRX 195183), permitting it to move into active Phase II clinical trials for the treatment of acute promyelocytic leukemia.  The following activities with respect to NRX195183 have been completed:

•	Opened a site in the U.S. after receiving Ethics Committee approval of the protocol,
•	Received approval from Drug Controller General (India) and the Ministry of Health (Mexico) to conduct the Phase II trial, and
•	Received Ethics Committee approval from three sites in India and two in Mexico.

We are anticipating recruiting an aggregate of 65 patients for this trial, in a total of nine sites, the open site in the U.S., six in India and two in Mexico.

Our clinical development plan for this compound current includes two other trials in cancer.

Based on patent protection, which specifically covers NRX195183 as a new chemical entity (“NCE”), the Company believes that this compound has a generic competition-free product life until 2020.

Second Lead Compound – NRX194204

The second lead compound (NRX194204) is being tested for safety in cancer patients in a Phase I/IIa clinical trial and this will be followed by efficacy studies in some of the most common cancers, including lung cancer.  On October 31, 2007, the FDA granted the Company’s IND application for this compound, permitting it to move into active clinical development.  The initial study is designed to characterize its safety, pharmacokinetics and pharmacology in advanced cancer patients.

Phase I/IIa Clinical Trial

We received Ethics Committee approvals and have opened two sites in the U.S,  We currently have enrolled 13 patients, and the Phase I segment of this trial is nearing completion.

Phase II Clinical Trials

Our clinical development plan for Phase II includes three clinical trials at eight sites within the United States, with an anticipated accrual of up to 174 patients. We are actively preparing protocols for submission to the respective Ethics Committees.

Based on patent protection, which covers it as a NCE, the Company believes that this compound has a generic competition-free product life until 2015. Additional patents for specific methods of use of this compound could extend the protected product life of the compound until 2026.

Third Lead Compound – NRX194310

The third lead compound (NRX194310) is derived from a discovery program directed towards treatments for chemotherapy-induced neutropenia (low white cell count).  This program is intended to evaluate and develop a lead compound as therapy to reduce the toxicity of chemotherapy, and in particular, diminish the risk of infection as a consequence of reduction in white blood cell count.  Two patents cover this compound as a NCE and the Company believes these patents will provide a generic competition-free product life until 2016.  However, another patent application covers the method of use of this compound in treating chemotherapy-induced neutropenia, and this patent, if issued, could extend the product life of this compound until 2026.  Further development of this compound is not currently budgeted.

Drug Development, Clinical Trials and Pre-Clinical Development Plan

Our research and drug development plans and activities include process chemistry development, pharmacokinetics method development and validation, stability testing and API, Intermediates, and GMP manufacturing activities.  We also support collaborative research on our compounds conducted by investigators outside the Company.

Our clinical trials plans and activities include protocol development and regulatory affairs activities, interactions with regulatory agencies responsible for drug development and clinical trials in the respective countries in which we carry on those activities, multi-site trial management, supporting patient monitoring, data collection, management, processing and analysis, and all required regulatory reporting activities

Preclinical pharmacology studies, including extensive studies in animal models, using the above lead compounds as well as other compounds from our library have identified alternate therapeutic targets for retinoids and rexinoids including the following:

☐	Spinal fusion

☐	Osteoarthritis

☐	Hypertriglyceridemia

☐	Diabetes

Development activities in these areas are at the preclinical discovery stage.

During the year ended September 30, 2008, we added two full time clinical and pre-clinical development senior managers.  We currently have eight employees, two of whom are part time.  We do not expect significant changes in the number of our employees over the next year.

The Corporation

Our principal executive offices are located at 18 Technology, Suite 130, Irvine, California 92618, and our telephone number at that address is (949) 336-7111.

Intellectual Property

We have acquired exclusive worldwide rights from Vitae to the compounds described herein. Our lead licensed compounds are covered by issued patents in the United States and certain foreign countries. In November 2007, we entered into an Annuity Payment Service Agreement with Computer Packages Inc. in order to help maintain and service our patent library.

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

            After the IND becomes effective, a company may commence human clinical trials.  These are typically conducted in three sequential phases, but the phases may overlap.  Phase I trials consist of testing of the product candidate in a small number of patients or healthy volunteers, primarily for safety at one or more doses.  Phase I trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer. Phase II trials usually involve studies in a limited patient population to: (1) assess the efficacy of the drug in specific, targeted indications; (2) assess dosage tolerance and optimal dosage; and (3) identify possible adverse effects and safety risks.  If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III clinical trials, also called pivotal studies, major studies or advanced clinical trials, are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.  In general, the FDA requires that at least two adequate and well-controlled Phase III clinical trials be conducted. A company must submit to the FDA a clinical protocol, accompanied by the approval of the Institutional Review Boards at the institutions participating in the trials, prior to commencement of each clinical trial.

To obtain FDA marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product candidate, in the form of a NDA. The FDA may request additional information before accepting an NDA for filing, in which case the application must be resubmitted with the additional information.  Once the submission has been accepted for filing, the FDA has 180 days to review the application and respond to the applicant.  The review process is often significantly extended by FDA requests for additional information or clarification.  The FDA may refer the NDA to an appropriate advisory committee for review, evaluation and recommendation as to scientific issues relevant to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

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

If FDA evaluations of the NDA and associated support, such as manufacturing and clinical sites, are favorable, the FDA may grant us either an approval letter or an approvable letter.  An approvable letter will usually contain a number of conditions that must be met, which may include additional testing, in order to secure final approval of the NDA and authorization of commercial marketing of the drug for particular indications; however, the receipt of an approvable letter does not guarantee the final approval of a product.  The FDA may refuse to approve the NDA or grant us a non-approvable letter, outlining the deficiencies in the submission.  If regulatory approval of a product is granted, it will be limited to particular disease states and conditions of use, which are described in the product label.

After approval, adverse experiences with the product must be reported to the FDA.  In addition, the FDA may impose restrictions on the use of the drug that may be difficult and expensive to administer.  Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur or are discovered after the product reaches the market.  Finally, the FDA requires reporting of certain safety and other information, often referred to as “adverse events” that become known to a manufacturer of an approved drug.  Safety information collected through this process can result in changes to a product’s labeling or withdrawal of a product from the market.  If an active ingredient of a drug product has been previously approved, drug applications can be filed that may be less time-consuming and costly.

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

We also will be subject to federal regulation by the Occupational Safety and Health Administration and the Environmental Protection Agency as well as regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal and state regulatory statutes, and may, in the future, be subject to other federal, state or local regulations.

Commercial Markets

Because we are a development stage company, it is unclear what commercial markets may be available for the products we develop, if any. The Company plans to make progress towards individualized medicine allowing development of designer drugs for precise disease causation and to produce drugs that are cost effective thus allowing population at large to gain their benefits. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development due to harmful side effects or other characteristics that indicate they are unlikely to be effective drugs. While our research may lead to marketable products, we are unable to measure such marketability in commercial terms at this time.

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

Our competitive position will be significantly impacted by the following factors, among others:

	our ability to obtain FDA marketing approval for our product candidates on a timely basis;

	the level of acceptance of our products by physicians, compared to those of competing products or therapies;

	our ability to have our products manufactured on a commercial scale;

	the effectiveness of sales and marketing efforts on behalf of our products;

	our ability to meet demand for our products;

	our ability to secure insurance reimbursement for our products candidates;

	the price of our products relative to competing products or therapies;

	our ability to recruit and retain appropriate management and scientific personnel; and

	our ability to develop a commercial scale research and development, manufacturing and marketing infrastructure either on our own or with one or more future strategic partners.

ITEM 1A.    RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

We are engaged in early stage research and as such may not be successful in our efforts to develop a portfolio of commercially viable products.

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

Although we have identified potential product candidates in the areas of acute myeloid leukemia, solid cancers (lung and breast), and chemotherapy associated neutropenia (low white cell count), the work needed to demonstrate their commercial viability is at a very early stage.  The follow-up research needed to demonstrate the viability of the product is costly and time-consuming, and may reveal that the product does not function as expected or that it is otherwise not commercially viable. It may take a number of years to develop our potential product candidates.  During this time, a superior or equivalent product for the treatment of the indications our products are designed to treat could emerge.

If we are unable to confirm efficacy and safety of these candidates through internal research programs, license suitable products or deliver technologies on acceptable business terms, our business prospects will suffer.

We cannot predict how long the development of our investigational stage products will take or whether they will be medically effective.

We do not expect to obtain any revenues for several years and there is no assurance that we will ever generate revenue or be profitable.  If we do not generate revenues and achieve profitability, we will be forced to cease or substantially curtail our operations and you will likely lose your entire investment.

Because we are currently engaged in research at a very early stage, significant time may be required to develop any product or intellectual property capable of generating revenues.  As such, our business is unlikely to generate any revenue in the next several years, and may never do so.  Even if we are able to generate revenues in the future through licensing our technologies or through product sales, there is no assurance that our revenues will exceed our expenses. Should we fail to generate revenues and achieve profitability, you will likely lose your entire investment.

If we cannot raise additional funding, we may be unable to complete development of our product candidates.

The pharmaceutical development and commercialization process is time consuming and costly, and any delays might result in higher costs which could adversely affect our financial condition.  We may require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses and to pursue regulatory approvals for product candidates, for the costs involved in filing and prosecuting patent application and enforcing or defending patent claims, if any, as well as costs associated with litigation matters, product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future.  We believe that our existing capital resources, together with interest income, and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements through October, 2010.  However, these resources might be insufficient to conduct research and development programs as planned.  If we cannot obtain adequate funds, we may be required to curtail significantly one or more of our research and development programs or obtain funds through additional arrangements with corporate collaborators or others that may require us to relinquish rights to some of our technologies or product candidates.

Our future capital requirements will depend on many factors, including:

•	continued scientific progress in our research and development programs;

•	the magnitude of our research and development programs;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and pursuing patent applications and enforcing patent claims;

•	competing technological and market developments;

•	the establishment of additional strategic alliances;

•	the cost of commercialization activities and arrangements, including manufacturing of our product candidates; and

•	the cost of product in-licensing and any possible acquisitions.

We may seek additional funding through public or private sales of our securities, including equity securities or from strategic alliances or the out-licensing of our intellectual property.  However, additional equity or debt financing might not be available on reasonable terms, if at all.  Any additional equity financings will be dilutive to our stockholders and any debt financings may involve operating covenants that restrict our business.

Because the results of preclinical studies are not necessarily predictive of future results, we can provide no assurances that, even if our product candidates are successful in preclinical studies, such product candidates will have favorable results in clinical trials or receive regulatory approval.

Positive results from preclinical studies should not be relied upon as evidence that clinical trials will succeed.  Even if our product candidates achieve positive results in clinical studies, we will be required to demonstrate through clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale.  There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.  If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate.  If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

We have limited experience conducting clinical trials.  Before obtaining regulatory approval for the sale of any of our potential products, we must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans.  Our first lead compound has just entered Phase II clinical testing while our second lead compound is nearing completion of the Phase I segment of its clinical testing.  Clinical trials are expensive, time-consuming and may take years to complete.

In connection with the clinical trials of our product candidates, we face the risks that:

•	the product candidate may not prove to be effective;

•	we may not be able to manufacture the necessary quantity of our product candidates necessary for clinical testing;

•	the results may not replicate the results of earlier trials or clinical testing;

•	we or the FDA or similar foreign regulatory authorities may suspend the trials;

•	the results may not be statistically significant;

•	the product candidate may have undesirable or unintended side effects or toxicities that may prevent commercialization;

•	institutional review boards, ethics committees or the FDA could suspend or terminate our clinical trials;

•	the third parties conducting or overseeing the operation of our clinical trials to perform their contractual or regulatory obligations in a timely fashion;

•	patient recruitment may be slower than expected; and

•	patients may drop out of the trials or die during the trials.

Phase I trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer.  During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested but which can nevertheless adversely affect clinical trial results.  Any failure or substantial delay in completing clinical trials for our product candidates may severely harm our business.

The results of our clinical trials are based on a small number of patients over a short period of time, and our progress may not be indicative of results in a large number of patients or of long-term efficacy.

Our clinical testing is based upon limited numbers of patients and a limited follow-up period.  Our Phase II clinical trial for our first lead compound is expected to enroll 65 patients, and our Phase I clinical trial for our second lead compound has only included 13 patients.  Results of later clinical trials that include more patients and more data points may not confirm favorable results from these early stage trials.  A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials.  If a larger population of patients does not experience positive results, or if these results are reproducible, our products may not receive approval from the FDA.  Failure to demonstrate the safety and effectiveness of our products in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

If we are unable to secure licenses to technologies or materials vital to our business, or if the rights to technologies that we have licensed terminate, our commercialization efforts could fail or be delayed.

Since the initial target therapies are compounds that have been licensed to us, the failure to secure and maintain these licenses may cause the delay or termination of our development plans.  While we do not anticipate any challenges, unforeseen events can occur.  Intellectual property allowing for the exclusive development of therapies has a finite lifespan.  Prolonged delays in the successful development of therapies can lead to loss of exclusive, or even non-exclusive, marketing.  The development of our current clinical products is not subject to the need for additional licenses, however unforeseen blockades can occur. For instance, it may be necessary in the future for us to obtain additional licenses to avoid infringement of third-party patents.

If we were to materially breach our present license agreement or any future license or collaboration agreements, we could lose our ability to commercialize the related technologies, and our business could be materially and adversely affected.

We are party to intellectual property licenses and agreements which will be integral to our business.  Even once we have all necessary agreements and patent licenses in place to develop the compounds, subsequent unforeseen events may cause a deviation from our current business plan.  These licenses and agreements impose various research, development, commercialization, sublicensing, royalty, indemnification, insurance and other obligations on us.  If we or our collaborators fail to perform under these agreements or otherwise breach obligations imposed by them, we could lose intellectual property rights that are important to our business.

We may not be successful in establishing additional strategic collaborations, which could adversely affect our ability to develop and commercialize products.

We may seek opportunities to establish new collaborations, joint ventures and strategic collaborations for the development and commercialization of products we discover and/or develop. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex.  We may not be successful in our efforts to establish additional strategic collaborations or other alternative arrangements.  Even if we are successful in our efforts to establish a collaboration or agreement, the terms that we establish may not be favorable to us. Disputes may arise in the future over the ownership of rights to any technology developed with collaborators.  These and other possible disagreements between us and our collaborators could lead to delays in the collaborative development or commercialization of therapeutic or diagnostic products.  Such disagreements could also result in litigation or require arbitration to resolve. We will also be dependent on several contractual services, the loss of which could result in delays in product development.  Finally, such strategic alliances or other arrangements may not result in successful products and associated revenue.

The biotechnology and pharmaceutical industry is highly competitive and subject to rapid technological change.

The biotechnology and pharmaceutical industry is highly competitive and subject to rapid and profound technological changes.  Our present and potential competitors include major pharmaceutical companies, as well as specialized biotechnology and life sciences firms in the United States and in other countries.  Most of these companies have considerably greater financial, technical and marketing resources than us.  Additional mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated in our competitors.  Our existing or prospective competitors may develop processes or products that are more effective than ours or may be more effective at implementing their technologies to develop commercial products faster.  Our competitors may succeed in obtaining patent protection and/or receiving regulatory approval for commercializing products before us.  Developments by our competitors may render our product candidates obsolete or noncompetitive.

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

Our ability to compete successfully is based on numerous factors, including:  the cost effectiveness of and levels of reimbursement for any product we ultimately commercialize relative to competing products; the ease of use and ready availability of any product we bring to market; the side effects of our product and the relative speed with which we are able to bring any product resulting from our research to market in our target markets.

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

The scientific team is composed of individuals who have been involved in the development of the patents upon which the three initial target therapies are based.  The skill sets required to execute the development of therapies is dependent upon the unique skills, knowledge in the field, and knowledge around the specific technologies that represent the core of this business.  Skilled individuals who headed the discovery and development of many of our core programs, in particular Dr. Gill, our Chief Medical Officer and the Chairman of our Scientific Board, and Dr. Chandraratna, our Chief Scientific Officer, are a crucial part of this business.  The loss of any of these individuals, especially early in the life of this business can slow the progress.  Loss of one or more of these individuals may have a detrimental effect on our abilities to continue the development programs in a timely fashion.

Our dependence on collaborative relationships may lead to delays in product development, lost revenues and disputes over rights to technology.

Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements.  Our current or any future collaborations or licensing arrangements ultimately may not be successful.  We currently have a license agreement with Vitae Pharmaceuticals, Inc. and agreements with contract research organizations to help us conduct our clinical trials.  The termination of any collaboration will result in the loss of any unmet development or commercial milestone payments, may lead to delays in product development and disputes over technology rights, and may reduce our ability to enter into collaborations with other potential partners.  In the event we breach an agreement with a collaborator, the collaborator is entitled to terminate our agreement with them in the event we do not cure the breach within a specified period of time.  Any future collaborations or licensing arrangements may not be on terms favorable to us.

It may be necessary in the future for us to obtain additional licenses to avoid infringement of third-party patents.  Additionally, we may enter into license arrangements with other third parties as we build our product portfolio.  We do not know the terms on which such licenses may be available, if at all.

We depend on independent clinical investigators and contract research organizations (“CROs”) to conduct our clinical trials under their agreements with us.  The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs.  If independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, it may delay or prevent the approval of our FDA applications and our introduction of new drugs.  The CROs we contract with for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data.  Failure of the CROs to meet their obligations could adversely affect clinical development of our products.  Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us.  If independent investigators and CROs assist our competitors at our expense, it could harm our competitive position.

Disputes may arise in the future over the ownership of rights to any technology developed with collaborators.  These and other possible disagreements between us and our collaborators could lead to delays in the collaborative development or commercialization of products. Such disagreements could also result in litigation or require arbitration to resolve.

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

Our lead product candidate and any future product candidates that we will be developing will require approval of the FDA before they can be marketed in the United States.  Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current or proposed product candidates in other countries. We cannot predict whether we will obtain approval for any of our product candidates. The process for filing and obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome.  The historical failure rate for companies seeking to obtain FDA approval of therapeutic products is high.  This process includes conducting extensive preclinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions to our proposed product candidates by patients in the trials and changes in the FDA’s requirements for our testing during the course of that testing. The FDA may require additional preclinical work for our lead product candidate, which could necessitate significant expenditures that we have not budgeted and which could significantly delay the commencement of clinical trials.  The formulation of our lead product candidate has not been previously tested in patients, and we may encounter unexpected and adverse immune responses or other side effects in the patients whom we test with this product candidate.

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

If a drug is intended for the treatment of a serious or life threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication.  Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA.  Receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures.  In addition, the FDA may withdraw any Fast Track designation at any time. We may seek Fast Track designation for our lead product candidate or any future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates.

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

Other factors that are presently unknown to us that we believe will materially affect market acceptance of our lead product candidate or any future product candidates include:

•	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	the safety, efficacy and ease of administration;

•	the availability of government and third-party payor reimbursement;

•	the pricing of our product candidates, particularly as compared to alternative treatments;

•	the availability of alternative effective forms of treatments, at that time, for the diseases that the product candidates we are developing are intended to treat;

•	acceptance by patients and physicians;

•	effectiveness of our sales and marketing efforts;

•	marketing and sales activities of competitors;

•	market satisfaction with existing alternative therapies;

•	regulatory approval in other jurisdictions;

•	successful building and sustaining of manufacturing capability; and

•	our ability to enter into managed care and governmental agreements on favorable terms.

Since some of our product candidates utilize new or different mechanisms of action and in some cases there may be no regulatory precedents, conducting clinical trials and obtaining regulatory approval may be difficult, expensive and prolonged, which would delay any commercialization of our products.

To complete successful clinical trials, our product candidates must demonstrate safety and provide substantial evidence of efficacy.  The FDA generally evaluates efficacy based on the statistical significance of a product candidate meeting predetermined clinical endpoints.  The design of clinical trials to establish meaningful endpoints is done in collaboration with the FDA prior to the commencement of clinical trials.  These endpoints are established based on guidance from the FDA, including FDA guidance documents applicable to establishing the efficacy, safety and tolerability measures required for approval of products.  However, since some of our product candidates utilize new or different mechanisms of action, the FDA may not have established guidelines for the design of our clinical trials and may take longer than average to consider our product candidates for approval.  The FDA could change its view on clinical trial design and establishment of appropriate standards for efficacy, safety and tolerability and require a change in clinical trial design, additional data or even further clinical trials before granting approval of our product candidates.  We could encounter delays and increased expenses in our clinical trials if the FDA concludes that the endpoints established for a clinical trial do not adequately predict a clinical benefit.

If we or our collaborators, manufacturers or service providers fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our lead product candidate and any future product candidates and may harm our reputation.

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our lead product candidate or any future product candidates under development successfully and could harm our reputation and lead to reduced or non−acceptance of our proposed product candidates by the market.  Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost efficient manner.  The very nature of the product may make the product candidate not commercially viable.  The required testing of the product candidate may make that candidate no longer commercially viable.  The conduct of clinical trials may be critiqued by the FDA, Institutional Review Board, or the Institutional Biosafety Committee, which may delay or make impossible clinical testing of a product candidate.  The Data Safety Monitoring Committee may stop a trial or deem a product unsafe to continue testing.  This may have significant negative repercussions on the value of the product and may have negative repercussions on the Company and on the shareholders. Clinical investigator misconduct could also result in delays or rejection of our applications for approval of our product candidates.  Clinical investigator misconduct that raises questions about the integrity of data in one or more applications (e.g., fraud, bribery, omission of a material fact, gross negligence) could be used by the FDA as grounds to suspend substantive scientific review of all pending marketing applications until the data in question have successfully undergone a validity assessment.  Product candidates that fail validity assessments must be withdrawn from FDA review or, if the drug is an approved, marketed product, such product must be removed from the market.

Failure to comply with all applicable regulations, including those that require us to obtain and maintain governmental approvals for our product candidates, may result in fines, corrective actions, administrative sanctions and restrictions, including the withdrawal of a product from the market.

Pharmaceutical companies are subject to significant regulation by a number of national, state and local agencies, including the FDA.  Such regulations and their authorizing statutes are amended from time to time.  Failure to comply with applicable regulatory requirements could, among other things, result in fines, corrective actions, administrative sanctions, suspensions or delays of product manufacture or distribution or both, product recalls, delays in marketing activities and sales, withdrawal of marketing approvals, and civil or criminal sanctions including possible exclusion from eligibility for federal government contracts payment of our products by Medicare, Medicaid, and other third-party payors.

After initial regulatory approval, the manufacturing and marketing of drugs, including our products, are subject to continuing FDA and foreign regulatory review.  Additionally, the FDA encourages health professionals to report significant adverse events associated with products.  The FDA may require additional clinical studies, known as Phase IV studies, to evaluate product safety effects.  In addition to studies required by the FDA after approval, we may conduct our own Phase IV studies to explore the use of the approved drug product for treatment of new indications or to broaden our knowledge of the product.  The subsequent discovery of previously unknown problems with a product’s safety or efficacy as a result of these studies or as reported in their prescribed use may result in restrictions through labeling changes or withdrawal of the product from the market.

The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable good manufacturing practice regulations. Failure to comply with statutory and regulatory requirements subject the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product.

Additional authority to take post-approval actions was given to the FDA under the FDA Amendments Act of 2007, which went into effect on October 1, 2007.  The FDA is authorized to revisit and change its prior determinations if new information raises questions about our product’s safety profile.  The FDA is authorized to impose additional post-marketing requirements such as:

•	testing and surveillance to monitor the product and its continued compliance with regulatory requirements;

•	submitting products for inspection and, if any inspection reveals that the product is not in compliance, the prohibition of the sale of all products from the same lot;

•	requiring us or our partners to conduct long-term safety studies if new information raises questions about our product’s safety profile;

•	requiring labeling changes to help ensure the safe and effective use of products;

•
requiring development and implementation of a Risk Evaluation and Mitigation Strategies plan if the FDA determines that it is necessary to help ensure that the drug’s benefits continue to outweigh the risks of a serious adverse drug experience;

•	requiring corrective and preventive actions and/or suspending manufacturing;

•	withdrawing marketing approval;

•	seizing adulterated, misbranded or otherwise violative products;

•	seeking to enjoin the manufacture or distribution, or both, of an approved product, or seeking an order to recall an approved product, that is found to be adulterated or misbranded; and

•	seeking monetary fines and penalties, including disgorgement of profits, if a court finds that we are in violation of applicable law.

Even before any formal regulatory action, we could voluntarily decide to cease distribution and sale, or recall, any of our products if concerns about safety or effectiveness develop, if certain good manufacturing practice deviations are found, or if economic conditions support such action.

In its regulation of advertising, the FDA may issue correspondence to pharmaceutical companies alleging that its advertising or promotional materials are false, misleading or deceptive.  The FDA has the power to impose a wide array of sanctions on companies for such advertising practices and if we were to receive correspondence from the FDA alleging these practices it may be necessary for us to:

•	incur substantial expenses, including fines, penalties, legal fees and costs to conform to the FDA’s limits on such promotion;

•	change our methods of marketing, promoting and selling products;

•	take corrective action, which could include placing advertisements or sending letters to physicians correcting statements made in previous advertisements or promotions; or

•	disrupt the distribution of products and stop sales until we are in compliance with the FDA’s interpretation of applicable laws and regulations.

In addition, in recent years some alleged violations of FDA requirements regarding off-label promotion of products by manufacturers have been used to support whistleblower and/or government actions under the federal civil False Claims Act, resulting in substantial monetary settlements.  Also, various legislative proposals have been offered in Congress and in some state legislatures that include major changes in the health care system.  These proposals have included price or patient reimbursement constraints on medicines and restrictions on access to certain products.  We cannot predict the outcome of such initiatives and it is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

We are subject to “fraud and abuse” and similar government laws and regulations, and a failure to comply with such laws and regulations, or an investigation into our compliance with such laws and regulations, or a failure to prevail in any litigation related to noncompliance, could harm our business.

We are subject to multiple state and federal laws pertaining to health care fraud and abuse.  Pharmaceutical pricing, sales, and marketing programs and arrangements, and related business practices in the health care industry generally are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial, and administrative entities.  Many health care laws, including the federal and state anti-kickback laws and federal and state statutory and common law false claims laws, have been construed broadly by the courts and permit government entities to exercise considerable discretion.  In the event that any of these government entities believed that wrongdoing had occurred, one or more of them could institute civil administrative or criminal proceedings which, if instituted and resolved unfavorably, could subject us to substantial fines, penalties, and injunctive and administrative remedies, including exclusion from government reimbursement programs.  Any such result could have a material adverse impact on our results of operations, cash flows, financial condition, and our business.  Such investigations could be costly, divert management’s attention from our business, and result in damage to our reputation.  We cannot guarantee that measures that we have taken to prevent violations  will protect us from future violations, lawsuits or investigations.  If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant negative impact on our business, including the imposition of significant fines or other sanctions.

Failure to adequately control compliance with all applicable laws and regulations may adversely affect our business, and we may become subject to investigative or enforcement actions.

There are extensive state, federal and foreign laws and regulations applicable to pharmaceutical companies engaged in the discovery, development and commercialization of medicinal products.  There are laws and regulations that govern areas including financial controls, clinical trials, testing, manufacturing, labeling, safety, packaging, shipping, distribution and promotion of pharmaceuticals, including those governing interactions with prescribers and healthcare professionals in a position to prescribe, recommend, or arrange for the provision of our products.

In recent years, pharmaceutical companies have been the targets of extensive whistleblower actions in which the person bringing an action alleges a variety of violations of the civil False Claims Act or its state equivalent, in such areas as pricing practices, off-label product promotion, sales and marketing practices, improper relationships with physicians and other healthcare professionals, among others.  The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions, exclusion from government programs, product recalls or seizures, or other restrictions and litigation.  Furthermore, there can be no assurance that we will not be subject to a whistleblower or other investigative or enforcement action at some time in the future.

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a voluntary outpatient prescription drug benefit under Part D of the Social Security Act.   The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services within the Department of Health and Human Services and is implemented and operated by private sector Part D plan sponsors.  The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors.

Each participating drug plan is permitted by regulation to develop and establish its own unique drug formulary that may exclude certain drugs from coverage, impose prior authorization and other coverage restrictions, and negotiate payment levels for drugs which may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that any drug that we develop or sell will be covered by drug plans participating under the Medicare Part D program or, if covered, what the terms of any such coverage will be, or that the drugs will be reimbursed at amounts sufficient to make the drug cost effective.  To the extent that private insurers or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting similar lower payment.  New federal or state drug payment changes or healthcare reforms in the United States and in foreign countries may be enacted or adopted in the future that could further lower payment for our products.

Our ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of our products and related treatments Third-party payors are increasingly challenging the prices charged for medical products and services.  Also, the trend toward managed health care in the United States, which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for our product candidates or exclusion of our product candidates from reimbursement programs.  The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our results of operations.

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

The product candidates that we may develop may not gain market acceptance among physicians, healthcare payors, patients and the medical community.  This will adversely affect our ability to generate revenue.  Market acceptance of and demand for any product that we may develop will depend on many factors, including: our ability to provide acceptable evidence of safety and efficacy; convenience and ease of administration; prevalence and severity of adverse side effects; cost effectiveness; effectiveness of our marketing strategy and the pricing of any product that we may develop; our competitors’ sales and marketing activities; publicity concerning our products or competitive products; and our ability to obtain third-party coverage or reimbursement.

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

We also rely on proprietary trade secrets and unpatented know-how to protect our research and development activities, particularly when we do not believe that patent protection is appropriate or available.  However, trade secrets are difficult to protect.  We will attempt to protect our trade secrets and unpatented know-how by requiring our employees, consultants and advisors to execute a confidentiality and nonuse agreement.  We cannot guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets will not otherwise become known or independently developed by a third party.  Our trade secrets, and those of our present or future collaborators that we utilize by agreement, may become known or may be independently discovered by others, which could adversely affect the competitive position of our product candidates.

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

If we are unable to contract with third parties for the synthesis of active pharmaceutical ingredients required for preclinical testing or for the manufacture of drug products for clinical trials, we may be unable to develop or commercialize our drug products.

The manufacturing of sufficient quantities of new product candidates is a time-consuming and complex process.  We have no experience or capabilities to conduct the manufacture of any of our product candidates.  In order to successfully develop our product candidates, we need to contract or otherwise arrange for the necessary manufacturing.  There are a limited number of manufacturers that operate under the FDA’s good manufacturing practices capable of manufacturing for us. We depend upon third parties for the manufacture of both drug substance and finished drug products and this dependence may adversely affect our ability to develop and deliver such products on a timely and competitive basis.  If we are unable to engage or retain third-party manufacturers on a long-term basis or on commercially acceptable terms, our product candidates may not be developed as planned, and the development of our product candidates could be delayed.  Our reliance on contract manufacturers also exposes us to the following risks:

•
contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance, and also may experience shortages in qualified personnel.  As a result, our contract manufacturers might not be able to meet our clinical schedules or adequately manufacture our products in commercial quantities when required;

•
switching manufacturers may be difficult because the number of potential manufacturers is limited.  It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all;

•	our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store or distribute our products; and

•
drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards.  We do not have control over third-party manufacturers’ compliance with these regulations and standards.

Our current dependence upon third parties for the manufacture of our products may harm our profit margin, if any, on the sale of our future products and our ability to develop and deliver products on a timely and competitive basis.

The manufacturing processes for our product candidates have not been validated at the scale required for commercial sales.  Delays in scale-up to commercial quantities and any change at the site of manufacture could delay clinical trials, regulatory submissions and ultimately the commercialization of our products.

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

RISKS RELATED TO CAPITAL STRUCTURE

There is no established public trading market for our common stock, and the failure to establish one will adversely affect the ability of our investors to sell their securities in the public market.

At present, there is no active trading market for our securities, and there can be no assurance that a trading market will develop. Our common stock, however, is traded on the OTC Bulletin Board.  The National Association of Securities Dealers (the “NASD”) has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the SEC. The OTC Bulletin Board is an inter−dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”).  Unlike quotes for the NASDAQ Stock Market, quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers.  Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price, or at all.

Factors which may adversely affect market prices of our common stock.

Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to a future offering or acquisition;

•	data from clinical trials;

•	developments related to the FDA approval process;

•	sales of our stock by our current stockholders;

•	developments in our patent rights;

•	departures of key personnel;

•	the addition or termination of research or development programs;

•	the entry into collaborative agreements;

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the medical device industry generally; and

•	general economic and other national conditions.

Shares eligible for future sale may adversely affect the market price of our common stock.

During the fiscal year ended September 30, 2007, we issued 104,000,000 shares of our common stock and 12,300,000 warrants to purchase our common stock (or 26,000,000 shares and 3,075,000 warrants on a post-split basis) to investors through private placement transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).  The sale, or availability for sale, of substantial amounts of this stock could adversely affect the future market price of our common stock and could impair our ability to raise additional capital through the sale of our equity securities or debt financing. Additionally, such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g−2 through 15g−6 promulgated under Section 15(g) of the Securities Exchange Act of 1934. The characteristics that define a “penny stock” include but are not limited to the following:  (i) the stock trades at a price less than $5.00 per share; (ii) the stock is NOT traded on a “recognized” national exchange; (iii) the stock is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) the stock is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Additionally, Section 15(g) of the Exchange Act and Rule 15g−2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”  Moreover, Rule 15g−9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third-parties or to otherwise dispose of them in the market or otherwise.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required and have established and maintain appropriate internal controls over financial reporting which management has assed to be effective as of our fiscal year ended September 30, 2008. Any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of our assessment by our independent registered public accountants.  On December 15, 2006, the SEC extended the compliance date for non-accelerated filers, as defined by the SEC, to provide management’s report on internal controls until the company files an annual report for its fiscal year ending on or after December 15, 2007.  On December 17, 2007, the SEC announced that it intended to further extend the compliance date for non-accelerated filers to file the auditor’s attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after December 15, 2009.  Accordingly, management has made the required review and assessed the system of internal control over financial reporting to be effective as of our fiscal year end. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Our auditor’s review of our system and subsequent attestation report will not be performed until the fiscal year ending September 30, 2010. The attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock and do not plan to pay cash dividends on our common stock in the foreseeable future.

ITEM1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our corporate office in 18 Technology, Suite 130, Irvine, CA 92618, under a lease through July 31, 2010 at a base monthly rental rate of $4,243, escalating to $4,389 at August 1, 2009.  We do not own or lease any other property and we do not have a real estate investment policy.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since November 10, 2006. Effective October 30, 2007, the Company changed its symbol from “QSTG” to “NURX” in connection with the Company’s change in name to NuRx Pharmaceuticals, Inc.  Effective on or about May 9, 2008, the Company changed its symbol from “NURX” to “NUXP” in connection with the one-for-four reverse stock split.

There is little or no trading in our common stock. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ending	High	Low
Nov. 10, 2006 - Dec. 31, 2006(1)(3)	$2.40	$0.48
Jan. 1, 2006 – March 31, 2007	$2.80	$1.24	(2)
April 1, 2007 - June 30, 2007	$5.60	$2.32
July 1, 2007 – September 30, 2007	$7.00	$3.00
October 1, 2007 – December 31, 2007	$4.04	$2.00
January 1, 2008 – March 31, 2008	$4.04	$2.20
April 1, 2008 – June 30, 2008	$4.05	$2.10
July 1, 2008 – September 30, 2008	$2.50	$0.30

1)            To our knowledge, trading activity first commenced during the calendar quarter ended December 31, 2006.

(2)           Price as of the first trading day after March 31, 2007.

(3)           All per share information is adjusted to reflect the one-for-four reverse stock split which occurred on May 9, 2008.

Holders

As of December 17, 2008, there were approximately 35 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On October 31, 2007, we issued to Vitae Pharmaceuticals, Inc. 1,756,732 shares of our common stock (on a post-split basis) as a milestone payment in connection with the license agreement that we executed on May 11, 2007, under which we acquired an exclusive, worldwide sublicense to certain compounds and technology for human and veterinary use.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis or Plan of Operation.

You should read the information in this Item 7 together with our financial statements and notes thereto that appear elsewhere in this Report. This Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements.

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

Private Placements

In May through June 2007, the Company raised approximately $20,500,000 from a small group of accredited investors from the sale of 41,000,000 shares of common stock at a price of $.50 per share in a private placement offering.  As adjusted for the 1-for-4 reverse stock split that took place in May 2008, this represents the sale of 10,250,000 shares of common stock at a price of $2.00 per share.  Pursuant to the terms of the private placement, these investors had certain anti-dilutive price protections until July 18, 2008.

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

During the period between May 30, 2007 and June 27, 2007, we sold an aggregate of 1,000,000 shares of our common stock at $0.50 per share (or 250,000 shares of our common stock at a price of $2.00 per share on a post-split basis) and received aggregate proceeds of $500,000. In connection with the aforementioned sales, Hunter World Markets received a commission of 5% on half the gross proceeds and received a six-year warrant to purchase common stock equal to 300,000 shares, or 30% of the number of shares sold, exercisable at $1.00 per share (or 75,000 shares at an exercise price of $4.00 per share on a post-split basis).

Operating Expenses

Fiscal year ended September 30, 2008

General and Administrative

Our general and administrative (G&A) expenses for the fiscal year ended September 30, 2008, totaling $1.9 million, consisted primarily of costs involved in building and establishing our system of internal control over financial reporting, budgeting, quarterly and annual regulatory filings and related review, audit and legal costs, including the implementation of the one-for-four reverse stock split in May 2008.  G&A costs also include payroll costs of general and administrative employees, benefits costs for all employees, costs related to Board meetings and share-based compensation expense related to option issuances to Board members and general and administrative employees and consultants.

During 2008, we also added three new independent directors to our Board of Directors.

Research & Development

Research and development (“R&D”) expenses for the year ended September 30, 2008, totaling $5.8 million, consisted primarily of costs involved in the following activities:

•	Identifying, negotiating and consummating relationships for the manufacture of the clinical grade drug product for the Company’s two lead compounds for use in clinical trials;

•	Regulatory affairs activities including:
o	grant by the FDA of the IND and initiation of a Phase I clinical trial for NRX 194204,
o	re-activation by the FDA for the IND and initiation of Phase II clinical trial for NRX 195183,
o	regulatory filings including protocol submissions with governmental bodies in India and Mexico with respect to clinical trials,
o	regulatory filings including protocol submissions with governing ethics committees for proposed clinical trial sites in India and Mexico, including negotiation of related contracts;

•	Patient and data management activities for clinical trials; and

•	Added new members to the Scientific Advisory Board.

R&D costs also included payroll costs of R&D employees, costs of third party consultants, legal costs related to maintenance of the patent portfolio, including patent annuity payments, in-process R&D costs related to the share based milestone payment under the Vitae license and share-based compensation costs related to stock and option grants to R&D employees and consultants.

A comparative analysis of fiscal 2008 with fiscal 2007 is not presented here since the 2007 year included seven months where we had no operations and five months of primarily organizational activities.

Fiscal year ended September 30, 2007

There were no substantial operations business during our fiscal year ended September 30, 2007, as activities consisted primarily of disposition of the previous nutritional products business and completion of a plan of reorganization in May 2007, including a series of private placements, a change in directors and management and redemption of common shares of controlling shareholders prior to May 2007.

Our pharmaceutical products development activities for the fiscal year ended September 30, 2007 consisted primarily of consummating the license agreement with Vitae and completing the acquisition and transfer of the patents, patent applications, compounds and related materials, securing leased premises in which to conduct our research and development activities, and submission of an application for an IND with the FDA for our compound for the treatment of solid cancers (NRX194204), which was granted on October 31, 2007.  The initial Scientific Advisory Board was also established.

A comparative analysis of the development stage pharmaceutical activities conducted in fiscal 2007 with the disposed nutritional products business conducted in fiscal 2006 is not presented here since it would not be useful in analyzing our current business and operations.

Revenues

We have had no revenues related to our new pharmaceuticals business and we do not anticipate that we will derive any revenues from either product sales or licensing during the foreseeable future.  We have no research and development co-development or other agreements, which provide for future revenue or obligations to transfer rights to any of our intellectual property to third parties.  We have agreed to pay Allergan (and any cross licensors), the company that originally licensed the compounds to Vitae, and Vitae up to an aggregate of 12% of future net sales of products based on the licensed technology, such specific percentage to be determined according to the specific compound generating the revenue, the geographic region of exploitation, and certain other factors.

Liquidity

We have cash and cash equivalents of approximately $11.4 million at September 30, 2008. We believe that our existing cash balances will be sufficient to fund completion of our planned clinical trials and to fund our currently planned level of operations through October, 2010. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company.

The decrease in cash and cash equivalents for the year ended September 30, 2008 of approximately $3.6 million was primarily caused by a cash loss from operations of $3.5 million. There were no significant cash flows from financing or investing activities for the year.

The Company does not believe the current economic environment will have any significant effect on the anticipated operating activities for the fiscal year ending September 30, 2009.

Capital Resources

The Company has no significant planned capital expenditures for the fiscal year ending September 30, 2009.

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

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Furthermore, our development activities are principally in the early clinical stage. Research and development costs will therefore be expensed as incurred.

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123R, Share Based Payment (SFAS 123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in our financial statements. In addition, in March 2005 the SEC (the “SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  Fair values are determined at the date of each option grant using the Black-Scholes method.  The stock price used for purposes of these computations is based upon a value of $0.50 per share (or $2.00 per share on a post-split basis), the share price paid by the purchasers in the April and May 2007 private placements.  Since the common shares of the Company trade so infrequently, the quoted share price of the shares is not indicative of their fair value.  It is the policy of the Board of Directors to grant stock options at not less than their fair value.

In-Process Research and Development

Stock-based milestone payments made pursuant to the license Agreement with Vitae Pharmaceuticals, Inc. during the fiscal year ended September 30, 2008 have been expensed in the Statement of Operations as in-process research and development costs consistent with the treatment of the of the cash payments to Vitae upon initiation of the license during the fiscal year ended September 30, 2007. The fair value of the stock-based payments was based upon a value of $0.50 per share (or $2.00 per share on a post-split basis), the share price paid by the purchasers in the April and May 2007 private placements.  Since the common shares of the Company trade so infrequently, the quoted share price of the shares is not indicative of their fair value.

ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

As required by Securities and Exchange Commission Rule 13a-15(c), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our system of internal control over financial reporting as of the end of the year covered by this Report.  The Company utilizes the framework established by the Committee on Sponsoring Organizations (COSO) as the framework for its system of internal controls.  Management has assessed the system of internal control over financial reporting to be effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation.(1)

3.2	Certificate of Designation.(1)

3.3	Certificate of Amendment to the Certificate of Designation.(1)

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated April 27, 2007.(2)

3.5	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated October 23, 2007.(3)

3.6	Bylaws.(1)

4.1	Registration Rights Agreement as of May 16, 2007 between the Company and the Purchasers named therein.(4)

4.2	Placement Agent Warrant issued to Hunter World Markets, Inc. on May 16, 2007.(4)

4.3
Lock-up Agreement dated as of May 16, 2007, by and among the Company and the shareholders, Santa Monica Capital Partners II, LLC, Dr. Parkash Gill, Dr. Parkash Gill, custodian for Dhillon Gill, Dr. Parkash Gill, custodian for Noorean Gill, Harin Padma−Nathan, Marc Ezralow, David Ficksman, Roshantha Chandraratna.(5)

4.4	Warrant issued to Investor Media Group, Inc., dated July 20, 2007. (6)

4.5	Placement Agent Warrant issued to Hunter World Markets, Inc. on June 29, 2007. (7)

10.1	Asset Purchase Agreement, dated May 31, 2007, by and between Quest Group International, Inc. and Quest Group, LLC. (8)

10.2	Form of Subscription Agreement, dated April 27, 2007, by and between the Company and the Purchasers named therein.(2)

10.3	Form of Subscription Agreement dated as of May 16, 2007, by and among the Company and the Purchasers named therein.(4)

10.4	Form of Subscription Agreement dated as of May 30, 2007, by and among the Company and the Baradaran Revocable Trust.(5)

10.5	Securities Purchase Agreement dated as of June 25, 2007, by and among the Company and City National Bank, Trustee FBO Harin Padma−Nathan IRA. (7)

10.5
License Agreement between the Company and Vitae Pharmaceuticals, Inc., dated May 11, 2007.(5) Portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for a confidential treatment.

10.6	Employment Agreement between the Company and Rosh Chandraratna, dated May 25, 2007.(5)

10.7	Employment Agreement between the Company and Harin Padma−Nathan, dated May 31, 2007.(5)

10.8	Employment Agreement between the Company and Steven Gershick, dated September 21, 2007.(9)

10.9	Consulting Agreement between the Company and Parkash Gill, dated May 31, 2007.(10)

10.10	2007 Stock Compensation Plan of Company.(5)

10.11	Termination Agreement dated July 20, 2007, by and between Quest Group International, Inc. and Bateman Dynasty, LC.(6)

14.1	Code of Ethics. (11)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002

(1)            Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333−89628.

(2)            Incorporated by reference to the Company’s Current Report on Form 8−K, dated April 30, 2007.

(3)            Incorporated by reference to the Company’s Current Report on Form 8−K, dated October 29, 2007.

(4)            Incorporated by reference to the Company’s Current Report on Form 8−K, dated May 22, 2007.

(5)            Incorporated by reference to the Company’s Registration Statement on Form SB-2, dated July 3, 2007.

(6)            Incorporated by reference to the Company’s Current Report on Form 8−K, dated July 26, 2007.

(7)            Incorporated by reference to the Company’s Current Report on Form 8−K, dated June 29, 2007.

(8)            Incorporated by reference to the Company’s Current Report on Form 8−K, dated June 8, 2007.

(9)            Incorporated by reference to the Company’s Current Report on Form 8−K, dated September 21, 2007.

(10)            Incorporated by reference to the Company’s Current Report on Form 8−K, dated November 9, 2007.

(11)            Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed December 28, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NURX PHARMACEUTICALS, INC.

Date: December 24, 2008

By: /s/ Harin Padma−Nathan

Harin Padma−Nathan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harin Padma−Nathan	Director, President and Chief Executive Officer	December 24, 2008
Harin Padma−Nathan	(Principal Executive Officer)

/s/ Steven Gershick	Chief Financial Officer (Principal Financial	December 24, 2008
Steven Gershick	and Accounting Officer)

/s/ Kurt Brendlinger	Director	December 24, 2008
Kurt Brendlinger

/s/ Pakash Gill	Director	December 24, 2008
Pakash Gill

/s/ Sharyar Baradaran	Director and Secretary	December 24, 2008
Sharyar Baradaran

/s/ Matt Borenzweig	Director	December 24, 2008
Matt Borenzweig

/s/ Rosh Chandraratna	Director	December 24, 2008
Rosh Chandraratna

/s/ Marvin Rosenthale	Director	December 24, 2008
Marvin Rosenthale

/s/ Carl Lebel	Director	December 24, 2008
Carl Lebel

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
NuRx Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of NuRx Pharmaceuticals, Inc. (a corporation in the development stage) (the “Company”) as of September 30, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2008 and 2007, and for the period from May 1, 2007 (inception) through September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007, and the period from May 1, 2007 (inception) through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ GUMBINER SAVETT INC.

GUMBINER SAVETT INC.

December 18, 2008

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Balance Sheets
September 30, 2008 and 2007

	2008	2007

ASSETS

Cash and cash equivalents	$11,365,646	$14,941,723
Prepaid expenses and other current assets	169,882	55,832
Total current assets	11,535,528	14,997,555

Property & equipment, net of accumulated depreciation and amortization of $11,336 and $1,382	45,098	27,825

Deposits	42,093	27,093
Total assets	$11,622,719	$15,052,473

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$181,497	$103,441
Due to related parties	30,000	36,090
Total current liabilities	211,497	139,531

Commitments and contingencies

Stockholders' Equity
Series A preferred stock, $.001 par value, 1,000,000 shares designated, no shares issued and outstanding	-	-

Series B preferred stock, $.001 par value, 500,000 shares designated, no shares issued and outstanding	-	-

Common stock, $.001 par value, 150,000,000 shares authorized, respectively, 28,394,234 and 28,577,252 shares issued respectively, and 28,394,234 and 26,637,502 shares outstanding respectively	28,394	28,577
Additional paid-in capital	21,640,176	18,552,888
Treasury stock	-	(750,000)
Accumulated deficit during development stage	(10,293,548)	(2,954,723)
Retained earnings	36,200	36,200

Total stockholders' equity	11,411,222	14,912,942

Total liabilities and stockholders' equity	$11,622,719	$15,052,473

See Notes to Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Statements of Operations
For the years ended September 30, 2008, and 2007, and the development stage from inception (May 1, 2007) through September 30, 2008

	2008	2007	Inception (May 1, 2007) through September 30, 2008

Operating Expenses:

General & administrative (includes stock based compensation of $258,242, $65,829, and $324,071, and related party consulting fees of $377,500, $164,700, and $542,200 respectively)	$1,934,001	$634,296	$2,568,297

Research & clinical development (includes stock based compensation of $65,863, $0, and $65,863, related party consulting fees and salary of $260,064, $63,302, and $323,366 respectively, and fair value of shares issued in connection with milestone payment under technology license of $3,513,000, $0, and $3,513,000 respectively)	5,816,259	2,571,449	8,387,708
Total operating expenses	7,750,260	3,205,745	10,956,005

Other income and (expense)
Interest income	411,435	263,647	675,082
Interest expense	-	(12,625)	(12,625)
Total other income	411,435	251,022	662,457

Loss from continuing operations	(7,338,825)	(2,954,723)	(10,293,548)

Income from discontinued operations, net of income tax of $0, $0, and $0, respectively	-	62,337	-
Loss on disposition of discontinued operations, net of income tax of $0, $0, and $0, respectively	-	(192,991)	-

Net Loss	$(7,338,825)	$(3,085,377)	$(10,293,548)

Loss per common share - basic and diluted
From continuing operations	$(0.26)	$(0.24)	$(0.37)
From discontinued operations	$0.00	$(0.01)	$0.00

Weighted average common shares - basic and diluted	28,250,237	12,465,372	27,519,693

See Notes to Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Statement of Stockholders' Equity
For the years ended September 30, 2008 and 2007 and development stage from inception (May 1, 2007) to September 30, 2008

							Additional				Deficit Accumulated During the
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Treasury Stock		Retained	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Stage	Total

Balance October 1, 2006	-	$-	-	$-	2,564,752	$2,565	$160,485	-	$-	$166,854	$-	$329,904
Private placement April 27, 2007, 15,750,000 common shares at $0.001 per share	-	-	-	-	15,750,000	15,750	-	-	-	-	-	15,750

Private placement May 16, 2007, 10,000,000 common shares at $2.00 per share	-	-	-	-	10,000,000	10,000	19,990,000	-	-	-	-	20,000,000

Private placement June 25, 2007, 250,000 common shares at $2.00 per share	-	-	-	-	250,000	250	499,750	-	-	-	-	500,000

Private placement fees, reorganization costs and related registration costs, including fair market value of warrants	-	-	-	-	-	-	(5,151,228)	-	-	-	-	(5,151,228)

Share-based compensation	-	-	-	-	12,500	12	65,817	-	-	-	-	65,829

Fair value of warrants issued in connection with private placement	-	-	-	-	-	-	2,988,064	-	-	-	-	2,988,064

Repurchase of 1,939,750 common shares, May 2007	-	-	-	-	-	-	-	(1,939,750)	(750,000)	-	-	(750,000)

Net loss	-	-	-	-	-	-	-	-	-	(130,654)	(2,954,723)	(3,085,377)
Balance September 30, 2007	-	-	-	-	28,577,252	28,577	18,552,888	(1,939,750)	(750,000)	36,200	(2,954,723)	14,912,942

Share based compensation	-	-	-	-	-	-	324,105	-	-	-	-	324,105

Fair value of shares issued in connection with milestone payments under technology license (shares valued at $2.00 per share)	-	-	-	-	1,756,732	1,757	3,511,243	-	-	-	-	3,513,000

Cancellation of treasury stock	-	-	-	-	(1,939,750)	(1,940)	(748,060)	1,939,750	750,000	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(7,338,825)	(7,338,825)
Balance September 30, 2008	-	$-	-	$-	28,394,234	$28,394	$21,640,176	-	$-	$36,200	$(10,293,548)	$11,411,222

See Notes to  Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Statements of Cash Flows
For the years ended September 30, 2008 and  2007, and development stage from inception (May 1, 2007) through September 30, 2008

	2008	2007	Inception (May 1, 2007) through September 30, 2008

Cash flows from operating activities:

Net loss	$(7,338,825)	$(3,085,377)	$(10,293,548)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss from and loss on sale of discontinued operations - net of taxes	-	130,654	-
Depreciation and amortization	9,954	1,382	11,336
Share-based compensation	324,105	65,829	389,934
Fair value of shares issued in connection with milestone payments under technology license	3,513,000	-	3,513,000

Changes in operating assets and liabilities:
Deposits	(15,000)	-	(42,093)
Prepaid expenses	(114,050)	(55,832)	(169,882)
Accounts payable and accrued expenses	78,056	139,531	217,587
Due to related parties	(6,090)	-	(6,090)
Net cash used in continuing operating activities	(3,548,850)	(2,803,813)	(6,379,756)
Net cash provided by discontinued operating activities	-	91,405	41,146
Net cash used in operating activities	(3,548,850)	(2,712,408)	(6,338,610)

Cash flow from investing activities:

Purchase of property and equipment	(27,227)	(29,207)	(56,434)
Lease deposit	-	(27,093)	-
Net cash used in continuing investing activities	(27,227)	(56,300)	(56,434)
Net cash used in discontinued investing activities	-	(1,500)	-
Net cash used in investing activities	(27,227)	(57,800)	(56,434)

Cash flows from financing activities:
Private placements of common shares	-	20,563,000	20,563,000
Private placement offering costs	-	(2,163,164)	(2,163,164)
Proceeds of note receivable	-	125,000	125,000
Repayment of note receivable	-	(125,000)	(125,000)
Redemption of treasury stock	-	(750,000)	(750,000)
Net cash provided by financing activities	-	17,649,836	17,649,836
Net increase (decrease) in cash and cash equivalents	(3,576,077)	14,879,628	11,254,792
Cash transferred to discontinued operations	-	(166,463)	(166,463)
Cash and cash equivalents, beginning of period	14,941,723	228,558	277,317
Cash and cash equivalents, end of period	$11,365,646	$14,941,723	$11,365,646

Supplemental disclosure of cash flow information
Cash paid for -
Income taxes	$800	$-	$800
Interest	$-	$12,625	$12,625

In 2007, the Company incurred $5,151,228 in private placement fees, reorganization costs and related registration costs, which included the issuance of warrants with a fair value of $2,988,064

See Notes to Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Notes to Financial Statements
September 30, 2008

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

Development Stage Enterprise:

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is devoting substantially all of its present efforts to establish a new pharmaceutical business, and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since May 1, 2007 have been considered as part of the Company's development stage activities. Although the approximately $11.4 million in cash and cash equivalents at September 30, 2008 provides the Company with sufficient funds for planned clinical trials and to fund the currently planned level of operations development through October, 2010, the Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company. The Company’s products will be governed in the United States by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and potentially various foreign government agencies. There can be no assurance that the Company will obtain or maintain the regulatory approvals required to market its products.

Research and Development Costs:

The Company expenses all research and development costs as incurred.  Research and development expenses consist of salaries, stock based compensation, preclinical activities, pharmacology, stability testing and other drug development costs, clinical trial expenses including patient and data management, outside manufacturing, and consulting costs for regulatory affairs and other activities.  Also included in these costs are in process research and development costs incurred from a licensing agreement as more fully described in Note 6.

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

Reclassifications:

Certain balances in the prior fiscal year statement of operations have been reclassified to conform with the presentation in the current fiscal year.

Cash and Cash Equivalents:

Cash equivalents are highly liquid investments with original maturities of three months or less when purchased. Cash equivalents consist of investments in United States Treasury Bills.

Property and Equipment:

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 5 years. Leasehold improvements are amortized over the shorter of the life of the lease or their useful lives.

Income Taxes:

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to accruals, in-process research & development costs, and share-based consideration for license milestones.

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Net Income (Loss) Per Common Share:

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings  per share is computed similarly to basic earnings  per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive.  These potentially dilutive securities were not included in the calculation of loss per share for the years ended September 30, 2008 and 2007, and the period inception (May 1, 2007) through September 30, 2008, because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for these periods. At September 30, 2008 and 2007, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 4,393,500 and 4,031,000 shares, respectively.

Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash, investment in U.S. Treasury Bills, and accounts payable. The carrying amount of cash equivalents and payables approximates fair value because of the short-term nature of these items.

Concentrations of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in interest and non-interest bearing transaction accounts at a Standard & Poor’s AAA rated domestic bank, and in United States Treasury Bills.   Under the current Temporary Liquidity Guarantee Program of the Federal Deposit Insurance Corporation (“FDIC”), interest bearing transaction accounts are insured up to $250,000 and non-interest bearing transaction accounts are insured without limit.  As of September 30, 2008 and 2007, the Company had approximately $3,009,000 and $14,700,000 respectively of cash in excess of these limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Impairment of Long-Lived Assets:

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2008 and 2007, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Adoption of New Accounting Policies:

Effective October 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of the standard had no effect on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”) to replace SFAS No. 141 Business Combinations.  The objective of this statement is to improve the relevance, representation and comparability of financial information provided about a business combination and its effects and establishes principles and requirements for (1) recognizing and measuring the assets and liabilities assumed, (2) recognizing and measuring the goodwill or bargain purchase, and (3) determining the information required to be disclosed in the financial reports.  This statement applies to business combinations where the acquisition date is on or after December 15, 2008.  The Company will adopt SFAS 141R for any business combinations completed on or after December 15, 2008.

In December 2007, the FSAB issued SFAS No. 160, Non-controlling Interests in Consolidated Statements-an Amendment of ARB No. 51 (“SFAS No. 160”).  The objective of SFAS No. 160 is to improve financial information related to entities that have an outstanding non-controlling interest in one or more subsidiaries.  The non-controlling interest in the subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and consolidated net income should include (and separately disclose) the amounts of the parent and the non-controlling interest on the income statement.  This statement requires additional financial statement disclosure related to the parent and the non-controlling owners of the subsidiary.  Earnings per share amounts will be based on the amounts attributable to the parent.  The Company is required to adopt SFAS No. 160 beginning in July 2009.  The Company is evaluating the effect of SFAS No. 160, but does not believe that there will be any material effect on the Company’s financial statements.

Management does not believe that any other recently issues, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 - Property and Equipment

Property and equipment consisted of the following at September 30, 2008 and 2007:

	2008	2007
Office equipment	$24,541	$18,976
Computer equipment	11,564	9,031
Lab equipment	19,129	—
Leasehold Improvements	1,200	1,200
	56,434	29,207
Accumulated depreciation and amortization	(11,336)	(1,382)
	$45,098	$27,825

Depreciation expense for the years ended September 30, 2008 and 2007 amounted to $9,954 and $1,382.

Note 3 – Reverse Stock Split

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

The reverse stock split did not affect the par value of the Company’s common stock. As a result, the stated capital on the Company’s balance sheet attributable to the outstanding common stock was reduced by $91,002 to $30,334 (one-fourth of its amount immediately preceding the reverse stock split), and the additional paid-in capital account was increased by $91,002. The per share net income or loss and net book value of the outstanding common stock increased because there are fewer shares of the Company’s common stock outstanding.

The Company’s financial statements and footnotes give retroactive effect to this stock split.

Note 4 - Private Placements of Common Stock and Warrants

On April 27, 2007, the Company entered into subscription agreements with nine accredited investors to sell 15,750,000 shares of common stock for $63,000, or $.004 per share, which closed on May 16, 2007.

On May 11, 2007, the Company issued a Confidential Private Offering Memorandum to raise between $20 million and $23 million from the issuance of common stock to accredited investors, at a per share price of $2.00 (the “Offering”).

The Company engaged Hunter World Markets, Inc. (“Hunter”) as placement agent for the Offering and agreed to pay Hunter a commission of up to 10% of the amount raised and to issue to Hunter a warrant to purchase up to 30% of the number of shares of common stock sold through the offering, at an exercise price of $4.00 per share, for a term of six years. Pursuant to the Subscription Agreement with the investor, if the Company issued additional shares of common stock or rights to acquire common stock (with certain exceptions) for less than $2.00 per share within one year from the effective date of the registration statement (subject to adjustment for splits, recapitalizations, reorganization), then the investors would have the right to purchase, at a price equal to the common stock par value, such number of shares so that the effective purchase price per share payable by the subscriber would be the same per share purchase price of the dilutive shares. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the issued shares no later than 45 days after the initial closing. Hunter also received the same aforementioned registration rights and price protection.  The Company filed its registration statement within the required period, and such registration statement became effective July 18, 2007.

In connection with the Offering, Hunter loaned the Company $125,000 at an interest rate of 6% per annum. This loan, the accrued interest and a loan fee of $12,500 was paid from the proceeds of the private placement that occurred on May 16, 2007.

On May 16, 2007, and under the terms of the Offering, the Company entered into subscription agreements with four accredited investors (the “Purchasers”) in which the Company issued and sold 10,000,000 shares of common stock for $2.00 per share, for an aggregate purchase price of $20 million (the “Private Placement”). The Offering closed on June 25, 2007. Hunter received a fee of $2 million and a warrant to purchase 3,000,000 shares of the Company’s common stock, at an exercise price of $4.00 per share. This warrant is exercisable commencing February 18, 2008 and expires on May 17, 2013 and was valued at $2,914,739, based on a Black-Scholes model valuation using the following assumptions: expected volatility of 75%, expected dividends of 0%, expected term of 4.75 years, and risk free interest rate of 4.64%. The value of the warrant was recorded as additional paid-in capital.

On May 30, 2007, and under the terms of the Offering, the Company entered into a subscription agreement with an affiliate of one of its executive officers to sell 125,000 shares of common stock for $2.00 per share, for an aggregate purchase price of $250,000. This subscription agreement does not provide share registration rights. In a separate agreement, the officer has agreed to restrict the sale of all 125,000 of his shares for 18 months.

On June 25, 2007, and under the terms of the Offering, the Company entered into a subscription agreement with an affiliate of another one of its executive officers to sell 125,000 shares of common stock for $2.00 per share, for an aggregate purchase price of $250,000. This subscription agreement does not provide share registration rights. The same officer acquired 500,000 shares in the April 27, 2007 private placement as described above. In a separate agreement, the executive officer and his affiliate have agreed to restrict the sale of all 625,000 of his shares for 18 months.

In connection with the sale of securities on May 30, 2007 and June 25, 2007, Hunter received a fee of $12,500 and a 6-year warrant to purchase 75,000 shares of common stock exercisable at $4.00 per share, valued at $73,325, based on a Black-Scholes model valuation using the following assumptions: expected volatility of 75%, expected dividends of 0%, expected term of 4.75 years, and risk free interest rate of 5.01%. The value of the warrant was recorded in additional paid-in capital.

At September 30, 2008 and 2007, there were warrants to purchase 3,087,500 and 3,100,000, respectively, shares of common stock outstanding.

Note 5 - Company Shares Repurchased

In connection with the Offering, certain Company shareholders (prior to April 27, 2007) canceled a total of 1,939,750 shares of common stock in consideration of $750,000. The transaction has been accounted for as the acquisition of treasury stock by the Company.  During year ended September 30, 2008 these shares were cancelled.

Note 6 - License Agreement

On May 11, 2007, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which the Company acquired an exclusive, worldwide sublicense (with the right to grant further sublicenses) to certain compounds and technology for all human and veterinary use, in order to research, develop and commercialize the compounds. The indications for the lead compounds are acute myeloid, solid cancers (lung and breast) and chemotherapy-induced nuetropenia. The Company paid Vitae out of the net proceeds from the Private Placement $2.15 million, comprised of an upfront license fee of $2.1 million and $50,000 for its inventory of the licensed compounds. The Company also agreed to issue 1,756,732 shares of common stock, or such number representing 5.66% of the Company’s fully diluted shares, upon reaching the first to occur of a) the first acceptance of an Investigational New Drug Application by the United States Food and Drug Administration for a licensed product containing any licensed compound other than one defined compound (the “Excluded Compound”), or b) the date that the first patient is dosed in a clinical trial a licensed product containing the Excluded Compound. The Company will also be required to pay, on Vitae’s behalf, the existing licensors additional milestone payments if it reaches FDA marketing approval for a product containing a licensed compound. See Note 10.

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

Note 7 - Disposition of Discontinued Operations

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

As a result of the sale of the Nutritional Business, the balance sheet as of May 31, 2007 and the statements of income and cash flows for the eight months ended May 31, 2007 have been restated to record the necessary adjustments required to reflect the assets, liabilities, and operations of the Nutritional Business as discontinued operations. The Company recognized a loss of $192,991 on the sale of these discontinued operations. Assets and liabilities of the Nutritional Business included as assets or liabilities related to discontinued operations as of May 31, 2007 consisted of the following:

May 31,
2007
(Unaudited)
Current assets:
Cash	$166,463
Accounts receivable	41,938
Inventories	142,177
Other Prepaids	1,100
Prepaid income taxes	2,877

Total current assets	354,555

Property and equipment, net	14,747
Deposits	1,150

Total assets related to discontinued operations	$370,452

Current liabilities:
Accounts payable	$94,308
Accrued expenses	81,118
Deferred revenue	1,035

Total current liabilities	176,461

Deferred tax liability	1,000

Total liabilities related to discontinued operations	$177,461

Summarized results of operations for the Nutritional Business included as income from discontinued operations, net of tax, for the eight months ended May 31, 2007 were as follows:

2007

Sales, net	$1,588,734

Cost of goods sold	505,291

Gross profit	1,083,443

Selling, general and administrative expenses	1,058,103

Income from operations	25,340

Other income:

Interest income	6,973

Other income	40,024

Net other income	46,997

Income before income taxes	72,337

Provision for income taxes	10,000

Net income	$62,337

Note 8 - Related Party Transactions

On May 1, 2007, the Company entered into a consulting agreement with a stockholder to provide consulting services relating to strategic planning, investor relations and corporate governance for a monthly fee of $30,000, plus reimbursement of expenses, for a six-month period ending on October 31, 2007. The consulting agreement provided for automatic extensions at the end of each six-month term, unless terminated by either party at least 30 days prior to the end of such term. The agreement was extended to October 30, 2008, and was not renewed.  For the years ended September 30, 2008 and 2007, the Company incurred $360,000 and $150,000, respectively, pursuant to this consulting agreement, $30,000 of which was payable each at September 30, 2008 and 2007, respectively.

On November 5, 2007, the Company entered into a consulting agreement effective May 31, 2007 with a company 100% owned by a stockholder, to provide the technical services of that stockholder along with other employees and resources of the consulting company. The consulting agreement superseded an existing employment agreement with that stockholder.  For the years ended September 30, 2008 and 2007, the Company incurred $21,154 and $57,212, respectively, in salary to the stockholder under the previous employment agreement, and $238,910 and $6,090, respectively, under the consulting agreement.  At September 30, 2007, an amount of $6,090 was payable under the consulting agreement.

For the years ended September 30, 2008 and 2007 the Company paid and incurred an aggregate of $17,500 and $14,700, respectively, for advisory and corporate board meeting management, website and graphics design services provided by a company 100% owned by the spouse of a stockholder.

Note 9 - Stock Options and Warrants

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

Restricted shares of 12,500 have been issued under the Plan.

A summary of option activity under the Plan for the years ended September 30, 2008 and 2007 is as follows:

	Shares	Weighted Average Exercise Price
Stock options outstanding, October 1, 2006	—	—
Granted	931,000	$4.00
Exercised	—	—
Forfeited	—	—
Total options outstanding, September 30, 2007	931,000	$4.00
Granted	375,000	$4.00
Exercised	—	—
Forfeited	—	—
Total options outstanding, September 30, 2008	1,306,000	$4.00
Options exercisable at September 30, 2008	422,102	$4.00
Shares available for future grant under Plan	2,431,500

The weighted average remaining life of outstanding options at September 30, 2008 was 46 months. The intrinsic value is not greater than the grant price.

Warrants

A summary of warrant issuances during the years ended September 30, 2008 and 2007 is as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding, October 1, 2006	—	—
Granted	3,100,000	$4.02
Exercised	—	—
Forfeited	—	—
Warrants outstanding, September 30, 2007	3,100,000	$4.02
Granted	—	—
Exercised	—	—
Forfeited	(12,500)	8.00
Warrants outstanding, September 30, 2008	3,087,500	$4.01

Warrants exercisable at September 30, 2008	3,087,500	$4.01

The weighted average remaining life at September 30, 2008 was 56 months. The intrinsic value is not greater than the grant price.

Note 10 - Share Based Payments

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

The fair value of each option award and warrant grant for the years ended September 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Options	Warrants
Expected Volatility	75%	75%
Expected Dividends	0.0%	0.0%
Expected term, in years	3.5-4.0	4.75-6.0
Risk-free rate	2.80-4.90%	4.64-5.01%

On May 31, 2007, in connection with the employment agreement of Dr. Harin Padma-Nathan as Chief Executive Officer, the Company issued options to purchase 868,500 common shares of the Company for an exercise price of $4.00 per share. The option shares vest in equal installments every 90 days from the date of the agreement for each year during the term of five years until they have been fully vested. The option shares expire in five years from the date of grant.  The fair value of the 868,500 share option grant to the employee on May 31, 2007 is $750,000 using the Black-Scholes option pricing model.

The fair value of the warrant grants to the private placement agent on May 16, 2007 and June 25, 2007 was $2,988,064 using the Black-Scholes option pricing model which was reflected as an addition to paid-in capital upon the issuance of the warrants, and a corresponding reduction of paid-in capital as costs incurred in connection with the private placements of common stock.

On July 20, 2007, the Board of Directors of the Company authorized the issuance of a warrant to Investor Media Group (“IMG”) to purchase up to 25,000 shares of the Company’s common stock, pursuant to a consulting agreement, as amended, dated July 12, 2007 between the Company and IMG. The agreement provides that IMG shall provide investor relations services to the Company for a period of six months beginning July 9, 2007 and ending January 8, 2008 for a monthly fee of $5,000. The warrant was divided into 4 tranches as follows:

Tranche	Number of Shares	Vesting Date	Strike Price
1	6,250	July 20, 2007	$6.00
2	6,250	October 9, 2007	$6.00
3	6.250	January 10, 2008	$8.00
4	6,250	April 10, 2008	$8.00

The shares of common stock in the third and fourth tranches will not vest in the event either party gives the other party a thirty-day written notice of termination of the consulting agreement prior to January 8, 2008. The estimated fair value of the warrant grant was $11,400 on the date of grant using the Black-Scholes option pricing model.  On November 5, 2007, the Company notified IMG of its intent not to renew the agreement beyond its scheduled termination date on January 8, 2008 and the balance of 12,500 warrants were forfeited.

On July 20, 2007, the Company’s Board of Directors authorized the issuance of options to purchase 50,000 shares of common stock at $4.00 per share to Sharyar Baradaran, for his services as a non-employee director. The fair value of the option grant was $43,200, estimated on the date of grant, using the Black-Scholes option pricing model.

On July 20, 2007, the Company’s Board of Directors authorized the issuance of 12,500 shares of common stock (the “Consulting Shares”) to Paul Ketteridge, in consideration for his consulting services. The shares have a fair value of $2.00 per share, or $25,000 and resulted in a charge to expense of $12,500 and $3,125 for the years ended September 30, 2008 and 2007, respectively.. The consulting services will include advising the Company regarding compliance with Food and Drug Administration and other agency regulations, assisting the Company in obtaining regulatory approval for Company products, and advising the Company regarding new government regulations.  To the extent that Mr. Ketteridge provides less than 330 hours of service during the two-year term of the consulting arrangement, the Consulting Shares will be subject to forfeiture on a pro-rata basis. The Company also issued to Mr. Ketteridge an option to purchase 12,500 shares of common stock at an exercise price of $4.00 per share, 6,250 shares of which will vest upon the earlier of receipt by the Company of a second marketing approval from the U.S. Food and Drug Administration or July 1, 2010, and the remaining 6,250 shares of which will vest on the second year anniversary of the consulting agreement with Mr. Ketteridge. The fair value of the option award was $10,800 on the date of grant using the Black-Scholes option pricing model.

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

On November 28, 2007, the Company awarded options to purchase 50,000 shares of common stock to a new director at an exercise price of $4.00 per share. The options vest 100% upon grant, and have a five year term. The fair value of the option award, estimated on the date of grant using the Black-Scholes option pricing model was $41,800.  The option value of $41,800 is amortized to expense over the director’s initial 12 month board term.

On May 15, 2008, the Company awarded options to purchase 250,000 shares of common stock to four employees at an exercise price of $4.00 per share. The options vest one-third upon grant, the balance ratably over a period of 36 months so long as the employees continue in the employment of the Company. The options have a five year term which shall be extended to six months following termination if the employee continues to be employed on the fifth anniversary of the grant, but not beyond ten years from the date of grant. The fair value of these option awards, estimated on the date of grant using the Black-Scholes option pricing model was $187,000.  The option value is amortized to expense over three years from the date of grant consistent with the vesting terms.

On August 1, 2008, the Company awarded options to purchase 75,000 shares of common stock to an employee at an exercise price of $4.00 per share. The options vest ratably over a period of four years so long as the employee continues in the employment of the Company.  The option has a five year term which shall be extended to six months following termination if the employee continues to be employed on the fifth anniversary of the grant, but not beyond ten years from the date of grant. The fair value of these option awards, estimated on the date of grant using the Black-Scholes option pricing model, was $56,000.

Note 11 - Lease Commitments

The Company entered into a three year lease of approximately 2,960 sq. ft. for premises located in Irvine, California in which it conducts operations commencing July 15, 2007 and ending July 31, 2010.  The base rent is $4,096 per month through July 31, 2008, $4,243 per month through July 31, 2009, and $4,389 per month thereafter.  In addition, the Company entered into a three year photocopier equipment lease for $203 per month in September, 2007.  Minimum payments under operating leases are approximately as follows:

Years ended September 30,	Total
2009	$54,000
2010	46,000
Total	$100,000

Note 11 - Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards, in-process research and development, share-based milestone payments and other temporary differences, aggregating approximately $4,153,000 at September 30, 2008. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be realized, the Company has recorded a full valuation allowance at September 30, 2008.

The Company has net Federal and California losses for tax purposes totaling approximately $4,646,000 and $4,549,000, respectively, which may be applied against future taxable income and will expire in 2027 and 2017. Accordingly, there is no tax expense for years ended September 30, 2008 and 2007, and the period inception (May 1, 2007) through September 30, 2008. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

Significant components of the Company’s net deferred tax assets at September 30, 2008 and 2007 are as follows:

	Year ended September 30, 2008	Year ended September 30, 2007
Tax loss carryforwards	$1,717,000	$293,000
Share based compensation	167,000	28,000
In-process R&D share based milestone payments	2,251,000	900,000
Depreciation/gain/loss	(1,000)	—
Vacation accrual	19,000	8,000
Valuation allowance	(4,153,000)	(1,229,000)
	$—	$—

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

	Year ended September 30, 2008	Year ended September 30, 2007	May 1, 2007 (inception) through September 30, 2008
Provision for income taxes at 34% statutory rate	$(2,495,000)	$(1,049,000)	(3,544,000)
State taxes, net of federal benefit	(429,000)	(180,000)	(609,000)
Change in valuation allowance	2,924,000	1,229,000	4,153,000
	$—	$—	$—

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes on October 1, 2007. The Company recognized no cumulative effect adjustment as a result of adopting FIN 48. At September 30, 2008 and 2007, the Company has no unrecognized tax benefits.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2008, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and California. The tax years 2005 to 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company currently is not under examination by any tax authority.

Note 12 - Subsequent Events

On October 28, 2008, the Company awarded options to purchase an aggregate of 100,000 shares of common stock to two new directors at an exercise price of $4.00 per share. The options vest 100% upon grant, and have a five year term. The fair value of the option award estimated on the date of grant using the Black-Scholes option pricing model was $82,000 using the following assumptions:

Assumptions
Expected Volatility	75%
Expected Dividends	0.0%
Expected term, in years	4.0
Risk-free rate	2.3%

The option value will be amortized to expense over the directors’ initial 12 month board term.