Form 10-Q
period 2008-12-31
NURX PHARMACEUTICALS, INC.
filed 2009-02-12
CIK 1174228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1174228
NuRx Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	87-0681500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 Technology Drive, Suite 130
Irvine, CA  92618
(Address of principal executive offices, including zip code)

(949) 336-7111
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☐     Small reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes   ☐     No   ☒

As of February 1, 2009, there were 28,444,234 shares of common stock outstanding.

NURX PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
December 31, 2008

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Balance Sheets
December 31, 2008 (unaudited) and September 30, 2008

	December 31, 2008	September 30, 2008
	(unaudited)

ASSETS

Cash and cash equivalents	$10,376,712	$11,365,646
Prepaid expenses and other current assets	173,299	169,882
Total current assets	10,550,011	11,535,528

Property & equipment, net of accumulated depreciation and amortization of $16,137 and $11,336	67,634	45,098

Deposits	27,092	42,093
Total assets	$10,644,737	$11,622,719

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$350,763	$181,497
Due to related party	-	30,000
Total current liabilities	350,763	211,497

Commitments and contingencies

Stockholders' Equity
Series A preferred stock, $.001 par value, 1,000,000 shares designated, no shares issued and outstanding	-	-

Series B preferred stock, $.001 par value, 500,000 shares designated, no shares issued and outstanding	-	-

Common stock, $.001 par value, 150,000,000 shares authorized, respectively, 28,444,234 and 28,394,234 shares issued and outstanding respectively	28,444	28,394
Additional paid-in capital	21,817,256	21,640,176
Accumulated deficit during development stage	(11,587,926)	(10,293,548)
Retained earnings	36,200	36,200

Total stockholders' equity	10,293,974	11,411,222

Total liabilities and stockholders' equity	$10,644,737	$11,622,719

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statements of Operations  (unaudited)

For the three months ended December 31, 2008 and 2007, and the development stage from inception (May 1, 2007) through December 31, 2008

	Three months ended December 31, 2008	Three months ended December 31, 2007	Inception (May 1, 2007) through December 31, 2008

Operating Expenses:

General & administrative (includes stock based compensation of $62,933, $54,000, and $387,004, and related party consulting fees of $30,000, $93,000, and $572,200 respectively)	$440,392	$473,650	$3,008,689

Research & clinical development (includes stock based compensation of $14,197, $4,475, and $80,060, related party consulting fees and salary of $52,500, $35,577, and $375,866 respectively, and fair value of shares issued in connection with license amendment, license fee, and milestone payment under technology license of $100,000, $3,513,000, $3,613,000 respectively)	877,255	3,916,340	9,264,963

Total operating expenses	1,317,647	4,389,990	12,273,652

Other income and (expense)

Interest income	23,269	174,070	698,351
Interest expense	-	-	(12,625)
Total other income	23,269	174,070	685,726

Net Loss	$(1,294,378)	$(4,215,920)	$(11,587,926)

Loss per common share - basic and diluted	$(0.05)	$(0.15)	$(0.42)

Weighted average common shares - basic and diluted	28,394,777	27,821,385	27,651,457

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statement of Stockholders' Equity

For the three months ended December 31, 2008 and development stage from inception (May 1, 2007) to December 31, 2008

											Deficit
											Accumulated
							Additional				During the
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Treasury Stock		Retained	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Stage	Total

Balance at October 1, 2006	-	$-	-	$-	2,564,752	$2,565	$160,485	-	$-	$166,854	$-	$329,904
Private placement April 27, 2007, 15,750,000 common shares at $0.001 per share	-	-	-	-	15,750,000	15,750	-	-	-	-	-	15,750

Private placement May 16, 2007, 10,000,000 common shares at $2.00 per share	-	-	-	-	10,000,000	10,000	19,990,000	-	-	-	-	20,000,000

Private placement June 25, 2007, 250,000 common shares at $2.00 per share	-	-	-	-	250,000	250	499,750	-	-	-	-	500,000

Private placement fees, reorganization costs and related registration costs, including fair market value of warrants	-	-	-	-	-	-	(5,151,228)	-	-	-	-	(5,151,228)

Share-based compensation	-	-	-	-	12,500	12	65,817	-	-	-	-	65,829

Fair value of warrants issued in connection with private placement	-	-	-	-	-	-	2,988,064	-	-	-	-	2,988,064

Repurchase of 1,939,750 common shares, May 2007	-	-	-	-	-	-	-	(1,939,750)	(750,000)	-	-	(750,000)

Net loss	-	-	-	-	-	-	-	-	-	(130,654)	(2,954,723)	(3,085,377)
Balance September 30, 2007	-	-	-	-	28,577,252	28,577	18,552,888	(1,939,750)	(750,000)	36,200	(2,954,723)	14,912,942

Share based compensation	-	-	-	-	-	-	324,105	-	-	-	-	324,105

Fair value of shares issued in connection with milestone payments under technology license (shares valued at $2.00 per share)	-	-	-	-	1,756,732	1,757	3,511,243	-	-	-	-	3,513,000

Cancellation of treasury stock	-	-	-	-	(1,939,750)	(1,940)	(748,060)	1,939,750	750,000	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(7,338,825)	(7,338,825)
Balance September 30, 2008	-	-	-	-	28,394,234	28,394	21,640,176	-	-	36,200	(10,293,548)	11,411,222

Share based compensation - unaudited	-	-	-	-	-	-	77,130	-	-	-	-	77,130

Fair value of shares issued in connection with amended technology license (shares valued at $2.00 per share) -unaudited	-	-	-	-	50,000	50	99,950	-	-	-	-	100,000

Net loss - unaudited	-	-	-	-	-	-	-	-	-	-	(1,294,378)	(1,294,378)

Balance December 31, 2008 - unaudited	-	$-	-	$-	28,444,234	$28,444	$21,817,256	-	$-	$36,200	$(11,587,926)	$10,293,974

See Notes to  Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statements of Cash Flows (unaudited)

For the three months ended December 31, 2008 and 2007, and development stage from inception (May 1, 2007) through December 31, 2008

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Inception (May 1, 2007) through December 31, 2008

Cash flows from operating activities:

Net loss	$(1,294,378)	$(4,215,920)	$(11,587,926)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4,801	1,904	16,137
Share-based compensation	77,130	58,475	467,064
Fair value of shares issued in connection with license amendment, license fee, and milestone payments under technology license	100,000	3,513,000	3,613,000

Changes in operating assets and liabilities:
Deposits	15,001	-	(27,092)
Prepaid expenses	(3,417)	29,190	(173,299)
Accounts payable and accrued expenses	169,266	124,521	386,853
Due to related parties	(30,000)	-	(36,090)

Net cash used in continuing operating activities	(961,597)	(488,830)	(7,341,353)
Net cash provided by discontinued operating activities	-	-	41,146

Net cash used in operating activities	(961,597)	(488,830)	(7,300,207)

Cash flow from investing activities:

Purchase of property and equipment	(27,337)	(1,225)	(83,771)

Cash flows from financing activities:

Private placements of common shares	-	-	20,563,000
Private placement offering costs	-	-	(2,163,164)
Proceeds of note receivable	-	-	125,000
Repayment of note receivable	-	-	(125,000)
Redemption of treasury stock	-	-	(750,000)

Net cash provided by financing activities	-	-	17,649,836
Net increase (decrease) in cash and cash equivalents	(988,934)	(490,055)	10,265,858
Cash transferred to discontinued operations	-	-	(166,463)
Cash and cash equivalents, beginning of period	11,365,646	14,941,723	277,317

Cash and cash equivalents, end of period	$10,376,712	$14,451,668	$10,376,712

Supplemental disclosure of cash flow information
Cash paid for -
Income taxes	$-	$800	$-
Interest	$-	$-	$12,625

In 2007, the Company incurred $5,151,228 in private placement fees, reorganization costs and related registration costs, which included the issuance of warrants with a fair value of $2,988,064

During the three months ended December 31, 2008, the Company issued 50,000 shares of common stock with a fair value of $100,000 in connection with a license fee and amendment to the Vitae technology license

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Notes to Condensed Financial Statements
December 31, 2008
(unaudited)

Note 1 - The Company and its Significant Accounting Policies

General Business:

From the Company’s inception in 2001 to May 2007, it was in the business of selling nutritional products. In May 2007, the Company spun off this nutritional products business and began to pursue a new business plan in the pharmaceuticals industry.   On May 11, 2007, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which it acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and nuclear receptor technology for all human and veterinary use.  The principal therapeutic indications for the lead compounds are acute promyelocytic leukemia, solid cancers (lung and breast) and chemotherapy-induced neutropenia (low white cell count).

Interim Financial Information:
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. generally accepted accounting principles for complete financial statements.   In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC), which includes audited financial statements at September 30, 2008 and 2007 and for each of the years then ended and the development stage from inception (May 1, 2007) through September 30, 2008.  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

Development Stage Enterprise:

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is devoting substantially all of its present efforts to establish a new pharmaceutical business, and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since May 1, 2007 have been considered as part of the Company's development stage activities. Although the approximately $10.4 million in cash and cash equivalents at December 31, 2008 provides the Company with sufficient funds for planned clinical trials and to fund the currently planned level of operations development through October 2010, the Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company. The Company’s products will be governed in the United States by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and potentially various foreign government agencies. There can be no assurance that the Company will obtain or maintain the regulatory approvals required to market its products.

Research and Development Costs:

The Company expenses all research and development costs as incurred.  Research and development expenses consist of salaries, stock based compensation, preclinical activities, pharmacology, stability testing and other drug development costs, clinical trial expenses including patient and data management, outside manufacturing, and consulting costs for regulatory affairs and other activities.  Also included in these costs are in process research and development costs incurred from a licensing agreement as more fully described in Note 4.

Effective October 1, 2008, the Company adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, promulgated by the Emerging Issues Task Force of the American Institute of Certified Public Accountants on June 14, 2007.  The consensus of the Task Force is effective for financial statements issued for fiscal years beginning after December 15, 2007, and provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.   At December 31, 2008, $40,125 of advance payment for drug development manufacturing costs are capitalized as prepaid expenses in the accompanying balance sheet.

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

 Reclassifications:

Certain balances in the prior period statement of operations have been reclassified to conform to the presentation in the current period.

Cash and Cash Equivalents:

Cash equivalents are certificates of deposit, U.S. government securities or other highly liquid investments with original maturities of three months or less when purchased. Cash equivalents at December 31, 2008 consist of certificates of deposit, and at September 30, 2008 consist of investments in United States Treasury Bills.

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

Net Income (Loss) Per Common Share:

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings  per share is computed similarly to basic earnings  per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive.  These potentially dilutive securities were not included in the calculation of loss per share for the three months ended December 31, 2008 and 2007, and the period inception (May 1, 2007) through December 31, 2008, because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for these periods. At December 31, 2008 and September 30, 2008, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 4,493,500 and 4,393,500 shares, respectively.

Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash, certificates of deposit, investment in U.S. Treasury Bills, and accounts payable. The carrying amount of cash equivalents and payables approximates fair value because of the short-term nature of these items.

Concentrations of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in interest and non-interest bearing transaction accounts at a Standard & Poor’s AAA rated domestic bank, and in United States Treasury Bills.   Under the current Temporary Liquidity Guarantee Program of the Federal Deposit Insurance Corporation (“FDIC”), interest bearing transaction accounts are insured up to $250,000 and non-interest bearing transaction accounts are insured without limit.  As of December 31, 2008 and September 30, 2008, the Company had approximately $242,000 and $3,009,000 respectively of cash in excess of these limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Impairment of Long-Lived Assets:

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2008 and September 30, 2008, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have an adverse effect on the financial statements for the three months ended December 31, 2008.

Effective October 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” issued by the FASB in February 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Company’s Board of Directors long-term measurement objectives for accounting for financial instruments.  Adoption of the standard had no effect on the Company’s financial position or results of operation.

Recent Accounting Pronouncements:

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted AccountingPrinciples.  Management does not believe SFAS No. 162 will have a material impact on the Company’s financial position, results of operations, or cash flows.

On October 10, 2008, the FASB issued FASB Staff Position, or FSP, FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP FAS No. 157-3.  FSP FAS No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No 157-3 is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of FSP FAS No. 157-3 effective October 10, 2008.  The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of December 31, 2008.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 - Property and Equipment

Property and equipment consisted of the following at December 31, 2008 and September 30, 2008:

	December 31, 2008	September 30, 2008
Office equipment	$24,541	$24,541
Computer equipment	11,564	11,564
Lab equipment	46,466	19,129
Leasehold Improvements	1,200	1,200
	83,771	56,434
Accumulated depreciation and amortization	(16,137)	(11,336)
	$67,634	$45,098

Depreciation expense for the three months ended December 31, 2008 amounted to $4,801.

Note 3 – Reverse Stock Split

On May 9, 2008, the Company completed a one-for-four reverse stock split for common shareholders of record on that same date. As a result of the reverse stock split, the number of common shares outstanding was reduced to 28,394,234 from 113,576,927 shares outstanding immediately prior to the effective date. Common shares authorized were unchanged, resulting in an increase in the number of authorized but unissued shares of Common Stock to 121,605,766 from 36,423,073. The per unit exercise price of all outstanding options and warrants were increased  proportionately and shares issuable under such instruments were decreased proportionately.

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

Note 4 – Vitae License and Amendment

On May 11, 2007, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which the Company acquired an exclusive, worldwide sublicense (with the right to grant further sublicenses) to certain compounds and technology for all human and veterinary use, in order to research, develop and commercialize the compounds. The indications for the lead compounds are acute myeloid, solid cancers (lung and breast) and chemotherapy-induced nuetropenia. The Company paid Vitae out of the net proceeds from the Private Placement $2.15 million, comprised of an upfront license fee of $2.1 million and $50,000 for its inventory of the licensed compounds. The Company also issued to Vitae as a milestone payment required under the license, 1,756,732 shares of common stock, or such number representing 5.66% of the Company’s fully diluted shares, on October 17, 2007, the date it received acceptance of an Investigational New Drug Application (“IND”) by the United States Food and Drug Administration for a licensed compound that had not previously received an IND.   The Company will also be required to pay, on Vitae’s behalf, the existing licensors additional milestone payments if it reaches FDA marketing approval for a product containing a licensed compound.

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

The Company also agreed to pay Vitae a specified percentage of any sublicense revenues received from any sublicense of the licensed technology. To maintain its rights to the licensed technology, the Company must meet certain development milestones under the original license agreements with the existing licensors. These milestones include, among others, filing at least one new drug application (“NDA”) in the U.S. or another major market for a product by May 10, 2011.

On December 31, 2008, the Vitae license was amended to include certain additional intellectual property and compounds potentially useful in dermatological therapeutic applications.  In consideration of the amendment, the Company agreed to pay Vitae $125,000 in cash and to issue 50,000 shares of common stock, valued at $2.00 per share.

The acquired assets, which consists of intellectual property and inventory of compounds at the date of acquisition and date of amendment were determined to be in the research and development stage (the pre-clinical discovery stage). The primary compounds underlying the patents and licenses are to be used in ongoing research and development activities and are not determined to have any alternative future uses. Accordingly, pursuant to the provisions of Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs, and FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, the Company has charged the costs of the acquired assets to expense.

Note 5 - Related Party Transactions

On May 1, 2007, the Company entered into a consulting agreement with an affiliate to provide consulting services relating to strategic planning, investor relations and corporate governance for a monthly fee of $30,000, plus reimbursement of expenses, for a six-month period ending on October 31, 2007. The consulting agreement provided for automatic extensions at the end of each six-month term, unless terminated by either party at least 30 days prior to the end of such term. The agreement was terminated on October 30, 2008.  For the three months ended December 31, 2008 and 2007, the Company incurred $30,000 and $90,000, respectively, pursuant to this consulting agreement.

On November 5, 2007, the Company entered into a consulting agreement effective May 31, 2007 with a company wholly owned by an affiliate to provide the technical services of that affiliate along with other employees and resources of the consulting company.  The consulting agreement superseded an existing employment agreement with that affiliate.  For the three months ended December 31, 2008 and 2007, the Company incurred $52,500 and $35,577, respectively under the consulting agreement.

 Note 6 - Stock Options and Warrants

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

Restricted shares of 12,500 have been issued under the Plan.

A summary of option activity under the Plan for the three months ended December 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price
Stock options outstanding, October 1, 2008	1,306,000	$4.00
Granted	100,000	4.00
Exercised	—	—
Forfeited	—	—
Total options outstanding, December 31, 2008	1,406,000	$4.00
Options exercisable at December 31, 2008	584,103	$4.00
Shares available for future grant under Plan	2,331,500

The weighted average remaining life of outstanding options at December 31, 2008 was 45 months. The intrinsic value is not greater than the grant price.

Warrants

A summary of warrant issuances during the three months ended December 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding, October 1, 2008	3,087,500	$4.01
Granted	—	—
Exercised	—	—
Forfeited	—	—
Warrants outstanding, December 31, 2008	3,087,500	$4.01

Warrants exercisable at December 31, 2008	3,087,500	$4.01

The weighted average remaining life at December 31, 2008 was 53 months. The intrinsic value is not greater than the grant price.

Note 7 - Share Based Payments

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

On October 28, 2008, the Company awarded options to purchase an aggregate of 100,000 shares of common stock to two new directors at an exercise price of $4.00 per share. The options vest 100% upon grant, and have a five year term. The fair value of the option awards estimated on the date of grant using the Black-Scholes option pricing model was $82,000 using the following assumptions:

Assumptions
Expected Volatility	75%
Expected Dividends	0.0%
Expected term, in years	4.0
Risk-free rate	2.3%

The option value is amortized to expense over the directors’ initial 12 month board term.

On December 31, 2008, the Company entered into an amended and restated license with Vitae which provided for the issuance of 50,000 shares of common stock effective on that date.  The fair market value of these shares on December 31, 2008 was $2.00 per share, which resulted in a charge of $100,000 to in-process research and development expenses on that date and an increase in stockholders’ equity.

Note 8 - Lease Commitments

The Company entered into a three year lease of approximately 2,960 sq. ft. for premises located in Irvine, California in which it conducts its operations.  The lease commenced July 15, 2007 and ends on July 31, 2010.  The base rent is $4,096 per month through July 31, 2008, $4,243 per month through July 31, 2009, and $4,389 per month thereafter.  In addition, the Company entered into a three year photocopier equipment lease for $203 per month in September, 2007.  Minimum payments under operating leases are approximately as follows:

Years ended September 30,	Total
2009	$54,000
2010	46,000
Total	$100,000

Note 9 - Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards, in-process research and development, share-based milestone payments and other temporary differences, aggregating approximately $4,651,000 at December 31, 2008. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be realized, the Company has recorded a full valuation allowance at December 31, 2008.

The Company has net Federal and California losses for tax purposes totaling approximately $5,700,000 and $5,600,000, respectively, which may be applied against future taxable income and will expire in 2028 and 2018. Accordingly, there is no tax expense for the three months ended December 31, 2008 and 2007, and the period inception (May 1, 2007) through December 31, 2008. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

The net effects of the temporary differences that give rise to the Company’s deferred tax asset are as follows:

	Three months Ended December 31, 2008	Three months Ended December 31, 2007	May 1, 2007 (inception) through December 31, 2008
Tax loss carryforwards	$407,000	$300,000	2,124,000
Share based compensation	33,000	25,000	200,000
In-process R&D costs	56,000	1,349,000	2,307,000
Depreciation	—	—	(1,000)
Vacation accrual	2,000	5,000	21,000
Valuation allowance	(498,000)	(1,679,000)	(4,651,000)
	$—	$—	$—

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

	Three months Ended December 31, 2008	Three months Ended December 31, 2007	May 1, 2007 (inception) through December 31, 2008
Provision for income taxes at 34% statutory rate	$(440,000)	$(1,433,000)	(3,984,000)
State taxes, net of federal benefit	(76,000)	(246,000)	(685,000)
Other	18,000	—	18,000
Change in valuation allowance	498,000	1,679,000	4,651,000
	$—	$—	$—

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and California. The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company currently is not under examination by any tax authority.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “our company,” “Company” and “NuRx” refer to NuRx Pharmaceuticals, Inc., a Nevada corporation formerly known as Quest Group International, Inc.

Forward Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology.  We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning.  However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, market and general economic factors, as well as the additional factors which are listed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008.  This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project.  Any forward-looking statement you read in this Quarterly Report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy, and liquidity.  All subsequent forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.  You should specifically consider the factors identified in this Quarterly Report, which would cause actual results to differ before making an investment decision.  We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report or to conform these statements to actual results.

Overview

From our inception in 2001 to May 2007, we were in the business of selling nutritional products. In May 2007, we spun off this nutritional products business and began to pursue a new business plan in the pharmaceuticals industry.   On May 11, 2007, we entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which we acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and nuclear receptor technology for all human and veterinary use.  The principal therapeutic indications for the lead compounds are acute promyelocytic leukemia, acute myeloid leukemia, solid cancers (lung, mesothelioma, adenoid cystic carcinoma, and breast) and chemotherapy-induced neutropenia (low white cell count). The Company paid Vitae an upfront licensing fee of $2,100,000 and $50,000 for its inventory of the licensed compounds.  The Company also agreed to issue Vitae 1,756,732 shares of common stock (on a post-split basis), representing 5.66% of our outstanding common stock (after the issuance of these shares) as of the effective date of the license, upon reaching a certain milestone.  These shares were issued to Vitae on October 31, 2007, when the Company met this milestone by receiving approval from the Food and Drug Administration (the “FDA”) to begin Phase I clinical trials for one of the lead compounds.

We will also be required to pay, on Vitae’s behalf, the existing licensors additional milestone payments if we reach other milestones, including Phase III clinical trials, and upon obtaining FDA marketing approval for a product containing a licensed compound.  In addition to the aforementioned fees and milestone payments, we agreed to pay the original licensor of the compounds and Vitae specified revenue percentages of our net sales of products based on the licensed technology. The percentages vary from product to product, but when combined may total as much as 12% of our net sales. We must meet certain development milestones under the original license agreements with the existing licensors in order to maintain the rights to the licensed products.

On December 31, 2008, we entered into an amendment of our May 11, 2007 license with Vitae for the license of additional compounds directed at dermatological therapeutic applications.  We agreed to make a cash payment of $125,000 and to issue 50,000 shares of common stock valued at $2.00 per share upon execution of the license amendment.  These costs have been charged to expense as in-process research and development for the three months ended December 31, 2008.

We are devoting substantially all of our efforts toward product research and development of therapeutic compounds relating to our nuclear receptor target technologies.

 We currently have no source of revenue and have incurred significant losses to date. We have incurred net losses of approximately $11,588,000 for the cumulative period from inception (May 1, 2007) through December 31, 2008. Our losses have resulted principally from costs associated with inbound technology licensing, research and development expenses, including clinical trial costs, general and administrative activities and costs related to our financing. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies to the Unaudited Notes to Condensed Consolidated Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions.

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

General and Administrative Expenses.

General and administrative expenses were approximately $440,000 during the three months ended December 31, 2008, as compared to $474,000 incurred during the three months ended December 31, 2007 or a decrease of approximately $34,000.  General and administrative expenses consist primarily of accounting and legal costs involved in our regulatory filings and legal costs incurred in connection with general corporate matters, including the negotiation of the amended license with Vitae and other contracting matters.  G&A costs also include insurance, payroll costs of and benefits for all employees, costs related to Board meetings and share-based compensation expense related to option issuances to Board members and general and administrative employees and consultants.  Of the $34,000 decrease in total general and administrative expenses, an aggregate of approximately $84,000 was attributable to expense reductions consisting of  approximately $60,000 from the termination of the consulting contract with an affiliate in October, 2008, $15,000 from the termination of our investor relations firm in Q4 2008, and $9,000 reduction in travel expenses related to investor relations activities.  These expense reductions were offset by an aggregate of $50,000 in cost increases consisting primarily of approximately $23,000 from the quarterly payment of cash compensation to independent directors (based on a compensation plan adopted in the second quarter of 2008) and increased legal costs of approximately $27,000, primarily attributable to the negotiation and documentation of the amended license with Vitae.

On October 28, 2008, we issued options to purchase 100,000 common shares to newly appointed independent directors.  The fair value of these option grants is charged to expense over the twelve month Board term.  Approximately $14,000 was charged to general and administrative expense during the three months ended December 31, 2008.

Research and Clinical Development Expenses.

Research and clinical development (“R&D”) expenses were approximately $877,000 during the three months ended December 31, 2008, as compared to approximately $3,916,000 incurred during the three months ended December 31, 2007 or a decrease of approximately $3,039,000.

R&D expenses consist primarily of costs involved in the following activities:

•	Manufacture of the intermediates, API and clinical grade drug product for the Company’s two lead compounds for use in clinical trials;

•	Regulatory affairs activities including:
o	regulatory filings including protocol submissions with governmental bodies in and outside of the United States with respect to clinical trials,
o	regulatory filings including protocol submissions with governing ethics committees for proposed clinical trial sites in and outside of the United States including negotiation of related contracts;

•	Continuation of the Phase I clinical trial for NRX 4204 in the United States;

•	Costs of readying the Phase II clinical trials for NRX 5183 in India and Mexico;

•	Patient and data management activities for the NRX 4204 Phase I active clinical trial; and

•	Costs of readying the Phase II clinical trials for NRX 4204 in the United States.

R&D costs also include payroll costs of R&D employees, costs of third party consultants, legal costs related to maintenance of the patent portfolio, including patent annuity payments, in-process R&D costs related to the share based license amendment payment under the Vitae license and share-based compensation costs.

Our R&D expenses for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 were related to the following activities:

	Three Months Ended December 31, (In thousands)
	2008	2007
Clinical trials costs	$108	$33
Drug development and manufacturing	179	64
R&D compensation, including share based compensation	239	150
In-process R&D costs	225	3,513
Other R&D costs	126	156
Total	$877	$3,916

Clinical trial costs increased by approximately $75,000 compared to the same quarter of 2007. The increase is due principally to the regulatory filings including protocol submissions with governing ethics committees for proposed Phase II clinical trial sites in India and Mexico, including negotiation of related contracts, and initiation of the drug trial in India.  Drug development and manufacturing costs increased approximately $115,000, primarily attributable to readying sufficient quantities of NRX 4204 GMP drug product for clinical trials.  R&D compensation costs increased approximately $89,000 as a result of an increase in staff and share based compensation costs related to option grants made in the third quarter of 2008.  In-process R&D costs decreased $3,288,000, of which $3,513,000 related to a milestone license payment made in 2007, offset by $225,000 in additional costs incurred in 2008 in connection with the amendment of the Vitae license.  Other R&D costs decreased by $30,000, related primarily to the reduction in legal costs and annuity payments on the licensed technology portfolio as a result of eliminating non-critical cases from the portfolio.

Both the time required and costs we may incur in order to commercialize a drug candidate that would result in material net cash inflow are subject to numerous variables, and hence, we are unable at this stage of our development to forecast useful estimates. Variables that make estimates difficult include the number of clinical trials we may undertake, the number of patients needed to participate in the clinical trial, patient recruitment uncertainties, trial results as to the safety and efficacy of our product, and uncertainties as to the regulatory agency response to our trial data prior to receipt of marketing approval. Moreover, the FDA or other regulatory agencies may suspend clinical trials if we or an agency believes patients in the trial are subject to unacceptable risks, or find deficiencies in the conduct of the clinical trial. Delays or rejections may also occur if governmental regulation or policy changes during our clinical trials or in the course of review of our clinical data. Due to these uncertainties, it is not possible to give accurate and meaningful estimates of the ultimate cost to bring our products to market, the timing of costs, completion of our program and the period during which material net cash inflows will commence.

Other Income.

Other income consisted primarily of interest income from savings and investment in United States Treasury Bills, and amounted to approximately $23,000 and $174,000 for the three months ended December 31, 2008 and 2007, respectively.  The decrease was due to lower cash balances and markedly lower interest rate yields.

Revenues

We have had no revenues related to the pharmaceuticals business and we do not anticipate that we will derive any revenues from either product sales or licensing during the foreseeable future.  We have no research and development, co-development or other agreements, which provide for future revenue or obligations to transfer rights to any of our intellectual property to third parties.  We agreed to pay Allergan (and any cross licensors), the original licensor of the compounds discussed above under “Overview”, and Vitae specified revenue percentages of the Company’s net sales of products based on the licensed technology. The percentages vary from product to product, but when combined may total as much as 12% of the Company’s net sales. The Company must meet certain development milestones under the original license agreements with the existing licensors in order to maintain the rights to the licensed products.

Liquidity

We had cash and cash equivalents of approximately $10.3 million at December 31, 2008. We believe that our existing cash balances will be sufficient to fund completion of our planned clinical trials and to fund our currently planned level of operations through October 2010. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of our products. There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company.

The decrease in cash and cash equivalents for the three months ended December 31, 2008 of approximately $1.0 million was primarily caused by a cash loss from operations.  There were no significant cash flows from financing or investing activities for the year.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended September 30, 2008. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 31, 2008, we issued 50,000 shares of common stock to Vitae Pharmaceuticals, Inc. in connection with our execution of an amended and restated license agreement with Vitae to include certain additional intellectual property and compounds potentially useful in dermatological therapeutic applications.  The issuance of shares to Vitae was not registered under the Securities Act of 1933, as amended (the "Act").  The securities were issued in a private transaction exempt from registration pursuant to Section 4(2) of the Act and Regulation D promulgated thereunder, on the basis that such transaction did not involve any public offering and the purchaser was an accredited investor.  Appropriate investment representations were obtained, and the securities were or will be issued with restricted securities legends.

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

NURX PHARMACEUTICALS, INC.

February 12, 2009	By: /s/	Harin Padma-Nathan
Name: Harin Padma-Nathan
Title: Chief Executive Officer
(Principal Executive Officer)

February 12, 2009	By: /s/	Steve Gershick
Name: Steve Gershick
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Form 10-Q
Three months ended December 31, 2008

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.