Form 10-Q
period 2009-03-31
NURX PHARMACEUTICALS, INC.
filed 2009-05-14
CIK 1174228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☐     Small reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes   ☐     No   ☒

As of May 11, 2009, there were 28,444,234 shares of common stock outstanding.

NURX PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2009

PART I.  FINANCIAL INFORMATION

Item1.	Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Balance Sheets
March 31, 2009 (unaudited) and September 30, 2008

	March 31, 2009	September 30, 2008
	(unaudited)

ASSETS

Cash and cash equivalents	$9,205,714	$11,365,646
Prepaid expenses and other current assets	142,749	169,882
Total current assets	9,348,463	11,535,528

Property and equipment, net of accumulated depreciation and amortization of $20,938 and $11,336, respectively	64,214	45,098

Deposits	27,093	42,093
Total assets	$9,439,770	$11,622,719

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$244,589	$181,497
Due to related party	-	30,000
Total current liabilities	244,589	211,497

Commitments and contingencies

Stockholders' Equity
Series A preferred stock, $.001 par value, 1,000,000 shares designated, no shares issued and outstanding	-	-
Series B preferred stock, $.001 par value; 500,000 shares designated, no shares issued and outstanding	-	-
Common stock, $.001 par value; 150,000,000 shares authorized, 28,444,234 and 28,394,234 shares issued, respectively	28,444	28,394
Additional paid-in capital	22,000,581	21,640,176
Accumulated deficit during development stage	(12,870,044)	(10,293,548)
Retained earnings	36,200	36,200

Total stockholders' equity	9,195,181	11,411,222

Total liabilities and stockholders' equity	$9,439,770	$11,622,719

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Consensed Statements of Operations  (unaudited)
For the three and six months ended March 31, 2009 and 2008, and the development stage from inception (May 1, 2007) through March 31, 2009

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008	Inception (May 1, 2007) through March 31, 2009

Operating Expenses:

General & administrative (includes stock based compensation of $156,998, $62,808, $219,931, $116,808, and $544,002, and related party consulting fees of $0, $94,500, $30,000, $187,500 and $572,200 respectively)	$497,527	$476,950	$937,919	$950,600	$3,506,216

Research & clinical development (includes stock based compensation of $26,327, $4,475, $40,524, $8,950 and $106,387, related party consulting fees of $52,500, $50,000, $105,000, $85,577 and $428,366 respectively, and fair value of shares issued in connection with license amendment, license fee, and milestone payment under technology license of $0, $0, $100,000, $3,513,000, and $3,613,000 respectively)	798,080	583,585	1,675,335	4,499,925	10,063,043
Total operating expenses	1,295,607	1,060,535	2,613,254	5,450,525	13,569,259

Other income and (expense)
Interest income	13,489	105,673	36,758	279,743	711,840
Interest expense	-	-	-	-	(12,625)
Total other income, net	13,489	105,673	36,758	279,743	699,215

Net Loss	$(1,282,118)	$(954,862)	$(2,576,496)	$(5,170,782)	$(12,870,044)

Loss per common share - basic and diluted	$(0.05)	$(0.03)	$(0.09)	$(0.18)	$(0.46)

Weighted average common shares - basic and diluted	28,444,234	28,394,234	28,419,234	28,106,243	27,753,239

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statement of Stockholders' Equity
For the six months ended March 31, 2009 and development stage from inception (May 1, 2007) to March 31, 2009

											Accumulated
											Deficit
							Additional				During the
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Treasury Stock		Retained	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Stage	Total

Balance at October 1, 2006	-	$-	-	$-	2,564,752	$2,565	$160,485	-	$-	$166,854	$-	$329,904
Private placement April 27, 2007, 15,750,000 common shares at $0.001 per share	-	-	-	-	15,750,000	15,750	-	-	-	-	-	15,750

Private placement May 16, 2007, 10,000,000 common shares at $2.00 per share	-	-	-	-	10,000,000	10,000	19,990,000	-	-	-	-	20,000,000

Private placement June 25, 2007, 250,000 common shares at $2.00 per share	-	-	-	-	250,000	250	499,750	-	-	-	-	500,000

Private placement fees, reorganization costs and related registration costs, including fair market value of warrants	-	-	-	-	-	-	(5,151,228)	-	-	-	-	(5,151,228)

Share-based compensation	-	-	-	-	12,500	12	65,817	-	-	-	-	65,829

Fair value of warrants issued in connection with private placement	-	-	-	-	-	-	2,988,064	-	-	-	-	2,988,064

Repurchase of 1,939,750 common shares, May 2007	-	-	-	-	-	-	-	(1,939,750)	(750,000)	-	-	(750,000)

Net loss	-	-	-	-	-	-	-	-	-	(130,654)	(2,954,723)	(3,085,377)
Balance September 30, 2007	-	-	-	-	28,577,252	28,577	18,552,888	(1,939,750)	(750,000)	36,200	(2,954,723)	14,912,942

Share based compensation	-	-	-	-	-	-	324,105	-	-	-	-	324,105

Fair value of shares issued in connection with milestone payments under technology license (shares valued at $2.00 per share)	-	-	-	-	1,756,732	1,757	3,511,243	-	-	-	-	3,513,000

Cancellation of treasury stock	-	-	-	-	(1,939,750)	(1,940)	(748,060)	1,939,750	750,000	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(7,338,825)	(7,338,825)
Balance September 30, 2008	-	-	-	-	28,394,234	28,394	21,640,176	-	-	36,200	(10,293,548)	11,411,222

Share based compensation - unaudited	-	-	-	-	-	-	260,455	-	-	-	-	260,455

Fair value of shares issued in connection with amended technology license (shares valued at $2.00 per share) -unaudited	-	-	-	-	50,000	50	99,950	-	-	-	-	100,000

Net loss - unaudited	-	-	-	-	-	-	-	-	-	-	(2,576,496)	(2,576,496)
Balance March 31, 2009 - unaudited	-	$-	-	$-	28,444,234	$28,444	$22,000,581	-	$-	$36,200	$(12,870,044)	$9,195,181

See Notes to  Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statements of Cash Flows (unaudited)
For the six months ended March 31, 2009 and 2008, and development stage from inception (May 1, 2007) through March 31, 2009

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Inception (May 1, 2007) through March 31, 2009

Cash flows from operating activities:

Net loss	$(2,576,496)	$(5,170,782)	$(12,870,044)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	9,602	3,960	20,938
Share-based compensation	260,455	125,758	650,389
Fair value of shares issued in connection with license amendment, license fee, and milestone payments under technology license	100,000	3,513,000	3,613,000

Changes in operating assets and liabilities:
Deposits	15,000	(15,000)	(27,093)
Prepaid expenses	27,133	36,205	(142,749)
Accounts payable and accrued expenses	63,092	231,976	280,679
Due to related parties	(30,000)	-	(36,090)

Net cash used in continuing operating activities	(2,131,214)	(1,274,883)	(8,510,970)
Net cash provided by discontinued operating activities	-	-	41,146
Net cash used in operating activities	(2,131,214)	(1,274,883)	(8,469,824)

Cash flow from investing activities:

Purchase of property and equipment	(28,718)	(10,318)	(85,152)

Cash flows from financing activities:

Private placements of common shares	-	-	20,563,000
Private placement offering costs	-	-	(2,163,164)
Proceeds of note receivable	-	-	125,000
Repayment of note receivable	-	-	(125,000)
Redemption of treasury stock	-	-	(750,000)

Net cash provided by financing activities	-	-	17,649,836
Net increase (decrease) in cash and cash equivalents	(2,159,932)	(1,285,201)	9,094,860
Cash transferred to discontinued operations	-	-	(166,463)
Cash and cash equivalents, beginning of period	11,365,646	14,941,723	277,317
Cash and cash equivalents, end of period	$9,205,714	$13,656,522	$9,205,714

Supplemental disclosure of cash flow information
Cash paid for -
Interest	$-	$-	$12,625

In 2007, the Company incurred $5,151,228 in private placement fees, reorganization costs and related registration costs, which included the issuance of warrants with a fair value of $2,988,064

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Notes to Condensed Financial Statements
March 31, 2009
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

Interim Financial Information:
The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC), which includes audited financial statements at September 30, 2008 and 2007 and for each of the years then ended and the development stage from inception (May 1, 2007) through September 30, 2008. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

Development Stage Enterprise:

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is devoting substantially all of its present efforts to establish a new pharmaceutical business, and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since May 1, 2007 have been considered as part of the Company's development stage activities. Although the approximately $9.2 million in cash and cash equivalents at March 31, 2009 provides the Company with sufficient funds for planned clinical trials and to fund the currently planned level of operations development through June, 2011, the Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company. The Company’s products will be governed in the United States by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will obtain or maintain the regulatory approvals required to market its products.

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

Effective October 1, 2008, the Company adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, promulgated by the Emerging Issues Task Force of the American Institute of Certified Public Accountants on June 14, 2007. The consensus of the Task Force is effective for financial statements issued for fiscal years beginning after December 15, 2007, and provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. At March 31, 2009, $64,000 of advance payment for drug development manufacturing costs are capitalized as prepaid expenses in the accompanying balance sheet.

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

Cash and Cash Equivalents:

Cash equivalents are certificates of deposit, U.S. government securities or other highly liquid investments with original maturities of six months or less when purchased. Cash equivalents at March 31, 2009 consist of certificates of deposit, and at September 30, 2008 consist of investments in United States Treasury Bills.

Property and Equipment:

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 5 years. Leasehold improvements are amortized over the shorter of the life of the lease or their useful lives.

Income Taxes:

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to accruals, in-process research and development costs, and share-based consideration for license milestones.

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

Earnings Per Common Share:

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. These potentially dilutive securities were not included in the calculation of loss per share for the three and six months ended March 31, 2009 and 2008, and the period inception (May 1, 2007) through March 31, 2009, because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for these periods. At March 31, 2009 and September 30, 2008, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 4,743,500 and 4,393,500 shares, respectively.

Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash, certificates of deposit, investment in U.S. Treasury Bills, and accounts payable. The carrying amount of cash equivalents and payables approximates fair value because of the short-term nature of these items.

Concentrations of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in interest and non-interest bearing transaction accounts at a Standard & Poor’s AAA rated domestic bank, and in United States Treasury Bills. Under the current Temporary Liquidity Guarantee Program of the Federal Deposit Insurance Corporation (“FDIC”), interest bearing transaction accounts are insured up to $250,000 and non-interest bearing transaction accounts are insured without limit. As of March 31, 2009 and September 30, 2008, the Company had approximately $737,000 and $3,009,000 respectively of cash in excess of these limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Impairment of Long-Lived Assets:

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2009 and September 30, 2008, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Adoption of New Accounting Policies:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have an adverse effect on the financial statements for the six months ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”) to replace SFAS No. 141 Business Combinations. The objective of this statement is to improve the relevance, representation and comparability of financial information provided about a business combination and its effects and establishes principles and requirements for (1) recognizing and measuring the assets and liabilities assumed, (2) recognizing and measuring the goodwill or bargain purchase, and (3) determining the information required to be disclosed in the financial reports. This statement applies to business combinations where the acquisition date is on or after December 15, 2008. The Company adopted SFAS 141R for any business combinations completed on or after December 15, 2008.

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

On October 10, 2008, the FASB issued FASB Staff Position, or FSP, FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP FAS No. 157-3. FSP FAS No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No 157-3 is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of FSP FAS No. 157-3 effective October 10, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of March 31, 2009.

Recent Accounting Pronouncements:

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

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for intereim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact of FSP 107-1 on its financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 - Property and Equipment

Property and equipment consisted of the following at March 31, 2009 and September 30, 2008:

	March 31, 2009 (unaudited)	September 30, 2008
Office equipment	$25,921	$24,541
Computer equipment	11,564	11,564
Lab equipment	46,467	19,129
Leasehold Improvements	1,200	1,200
	85,152	56,434
Accumulated depreciation and amortization	(20,938)	(11,336)
	$64,214	$45,098

Depreciation expense for the six months ended March 31, 2009 and 2008 amounted to $9,602 and $3,960, respectively.

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

On December 31, 2008, the Vitae license was amended to include certain additional intellectual property and compounds potentially useful in dermatological therapeutic applications. In consideration of the amendment, the Company paid Vitae $125,000 in cash and issued 50,000 shares of common stock, valued at $2.00 per share.

The acquired assets, which consist of intellectual property and inventory of compounds at the date of acquisition and date of amendment were determined to be in the research and development stage (the pre-clinical discovery stage). The primary compounds underlying the patents and licenses are to be used in ongoing research and development activities and are not determined to have any alternative future uses. Accordingly, pursuant to the provisions of Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs, and FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, the Company has charged the costs of the acquired assets to expense.

Note 5 - Related Party Transactions

On May 1, 2007, the Company entered into a consulting agreement with an affiliate to provide consulting services relating to strategic planning, investor relations and corporate governance for a monthly fee of $30,000, plus reimbursement of expenses, for a six-month period ending on October 31, 2007. The consulting agreement provided for automatic extensions at the end of each six-month term, unless terminated by either party at least 30 days prior to the end of such term. The agreement was terminated on October 30, 2008. For the three and six months ended March 31, 2009 and 2008, the Company incurred $0, $30,000, $90,000 and $180,000, respectively, pursuant to this consulting agreements.

On November 5, 2007, the Company entered into a five year consulting agreement effective May 31, 2007 with a company wholly owned by an affiliate to provide the technical services of that affiliate along with other employees and resources of the consulting company. The consulting agreement superseded an existing five year employment agreement with that affiliate. For the three and six months ended March 31, 2009 and 2008, the Company incurred $52,500, $105,000, $50,000 and $85,577, respectively under the consulting agreement (See Note 11).

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

On March 6, 2009 the Board of Directors approved a re-pricing of all issued options to $0.45 per share from the original reverse stock split grant price of $4.00 per share.

Restricted shares of 12,500 have been issued under the Plan.

A summary of option activity under the Plan for the six months ended March 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price
Stock options outstanding, October 1, 2008	1,306,000	$0.45
Granted	350,000	0.45
Exercised	—	—
Forfeited	—	—
Total options outstanding, March 31, 2009	1,656,000	$0.45
Options exercisable at March 31, 2009	653,049	$0.45
Shares available for future grant under Plan	2,081,500

The weighted average remaining life of outstanding options at March 31, 2009 was 45 months. The intrinsic value is not greater than the grant price.

Warrants

A summary of warrant issuances during the six months ended March 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding, October 1, 2008	3,087,500	$4.01
Granted	—	—
Exercised	—	—
Forfeited	—	—
Warrants outstanding, March 31, 2009	3,087,500	$4.01

Warrants exercisable at March 31, 2009	3,087,500	$4.01

The weighted average remaining life at March 31, 2009 was 50 months. The intrinsic value is not greater than the grant price.

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

On October 28, 2008, the Company awarded options to purchase an aggregate of 100,000 shares of common stock to two new directors at an exercise price of $4.00 per share (prior to re-pricing to $0.45 per share on March 6, 2009). The options vest 100% upon grant, and have a five year term. The fair value of the option awards estimated on the date of grant using the Black-Scholes option pricing model was $82,000 (prior to re-pricing to $0.45 per share on March 6, 2009) using the following assumptions:

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

On March 6, 2009, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all 1,406,000 shares under stock option grants issued through that date to an exercise price of $0.45 per share from the post reverse-split adjusted $4.00 exercise price at date of grant. The incremental compensation cost computed using the Black-Scholes option pricing model was $242,000. The amount of the incremental compensation cost attributable to options vested as of the date of re-pricing was $100,000 which was charged to expense at that date. The amount of incremental compensation cost attributable to option grants vesting after the date of re-pricing was $142,000, of which $5,100 was charged to expense during the three and six months ended March 31, 2009, and the remaining $136,900 will be recognized over the remaining vesting period of the underlying grants. There were no other changes to the terms of any stock option grants.

On March 6, 2009, the Company awarded options to purchase an aggregate of 250,000 shares of common stock to an executive at an exercise price of $0.45 per share. The options vest ratably over the 36 month period following the date of grant. The options have a five year term which shall be extended to six months following termination if the employee continues to be employed on the fifth anniversary of the grant, but not beyond ten years from the date of grant. The fair value of the option awards estimated on the date of grant using the Black-Scholes option pricing model was $54,000 using the following assumptions:

Assumptions
Expected Volatility	75%
Expected Dividends	0.0%
Expected term, in years	3.5
Risk-free rate	1.4%

The option value is amortized to expense over the 36 month vesting period.

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

Note 9 - Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards, in-process research and development, share-based milestone payments and other temporary differences, aggregating approximately $5,144,000 at March 31, 2009. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be realized, the Company has recorded a full valuation allowance at March 31, 2009.

The Company has net Federal and California losses for tax purposes totaling approximately $6,800,000 and $6,600,000, respectively, which may be applied against future taxable income and will expire in 2028 and 2018. The California net operating loss carryforward has been suspended for two years. Accordingly, there is no tax expense for the six months ended March 31, 2009 and 2008, and the period inception (May 1, 2007) through March 31, 2009. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

The net effects of the temporary differences that give rise to the Company’s deferred tax asset are as follows:

	Six months Ended March 31, 2009	Six months Ended March 31, 2008	May 1, 2007 (inception) through March 31, 2009
Tax loss carryforwards	$815,000	$489,000	2,532,000
Share based compensation	112,000	54,000	279,000
In-process R&D costs	55,000	1,505,000	2,306,000
Depreciation	—	—	(1,000)
Vacation accrual	9,000	9,000	28,000
Valuation allowance	(991,000)	(2,057,000)	(5,144,000)
	$—	$—	$—

The provision for income taxes differs from the amount computed at federal statutory rates as follows

	Six months Ended March 31, 2009	Six months Ended March 31, 2008	May 1, 2007 (inception) through March 31, 2009
Provision for income taxes at 34% statutory rate	$(876,000)	$(1,758,000)	(4,420,000)
State taxes, net of federal benefit	(150,000)	(301,000)	(759,000)
Other	35,000	2,000	35,000
Change in valuation allowance	991,000	2,057,000	5,144,000
	$—	$—	$—

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not recorded any uncertain tax positions as of March 31, 2009.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2009, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and California. The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company currently is not under examination by any tax authority.

Note 10 – Piramal Agreement

On March 6, 2009, the Company entered into a development and commercialization agreement with Piramal Life Sciences, Limited (“Piramal”) with respect to compound NRX 5183 in India (the “Piramal Agreement”). Pursuant to the Piramal Agreement, Piramal has the exclusive right to develop, manufacture and exploit the NRX 5183 technology within India at its sole expense. The Company obtains the clinical data for use in registration in countries outside of India. Piramal will also reimburse the Company for development expenses incurred with regard to clinical trials in India up to $100,000. As of March 31, 2009, the amount to be paid by Piramal has not yet been determined.

Note 11 – Subsequent Events

On April 15, 2009, the Company entered into amendments to the Consulting Agreement with SOQ, Inc (a company owned by Dr. Parkash Gill, a Director of the Company and Chairman of the Scientific Advisory Board) and the Employment Agreements with each of Dr. Harin Padma-Nathan, CEO of the Company, and Dr. Rosh Chandraratna, the Company’s Chief Scientific Officer, to change the term of each agreement from five years to “at-will”, allowing either party to terminate the agreements immediately upon written notice to the other party, with or without “Cause” or “Good Reason”. The agreements were also amended to eliminate the automatic renewal of the agreement each year for additional one-year periods.

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

Overview

From our inception in 2001 to May 2007, we were in the business of selling nutritional products. In May 2007, we spun off this nutritional products business and began to pursue a new business plan in the pharmaceuticals industry. On May 11, 2007, we entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which we acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and nuclear receptor technology for all human and veterinary use. The principal therapeutic indications for the lead compounds are acute promyelocytic leukemia, acute myeloid leukemia, solid cancers (lung, mesothelioma, adenoid cystic carcinoma, and breast) and chemotherapy-induced neutropenia (low white cell count). The Company paid Vitae an upfront licensing fee of $2,100,000 and $50,000 for its inventory of the licensed compounds. The Company also agreed to issue Vitae 1,756,732 shares of common stock (on a post-split basis), representing 5.66% of our outstanding common stock (after the issuance of these shares) as of the effective date of the license, upon reaching a certain milestone. These shares were issued to Vitae on October 31, 2007, when the Company met this milestone by receiving approval from the Food and Drug Administration (“FDA”) to begin Phase I clinical trials for one of the lead compounds.

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

On December 31, 2008, we entered into an amendment of our May 11, 2007 license with Vitae for the license of additional compounds directed at dermatological therapeutic applications. We agreed to make a cash payment of $125,000 and to issue 50,000 shares of common stock valued at $2.00 per share upon execution of the license amendment. These costs have been charged to expense as in-process research and development for the six months ended March 31, 2009.

On March 6, 2009, we entered into a development and commercialization agreement with Piramal Life Sciences, Limited (“Piramal”) with respect to NRX 5183 in India (the “Piramal Agreement”). Piramal is a pharmaceutical company listed on the Indian National Stock Exchange and the Bombay Stock Exchange and which was recently demerged from Piramal Healthcare Limited. Pursuant to the Piramal Agreement, Piramal has the exclusive right to develop, manufacture and exploit the NRX 5183 technology within India at its sole expense. We obtain the clinical data for use in registration in countries outside of India. Piramal will also reimburse us for development expenses incurred with regard to clinical trials in India up to $100,000. Until manufacturing is undertaken by Piramal, we will provide GMP drug product and API for use in clinical trials.

We are devoting substantially all of our efforts toward research and development of therapeutic compounds relating to our nuclear receptor target technologies.

 We currently have no source of revenue and have incurred significant losses to date. We have incurred net losses of approximately $12,870,000 for the cumulative period from inception (May 1, 2007) through March 31, 2009. Our losses have resulted principally from costs associated with inbound technology licensing, clinical development expenses, general and administrative activities and costs related to our financing in May 2007. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

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

Results of Operations

Both the time required and costs we may incur in order to commercialize a drug candidate that would result in material net cash inflow are subject to numerous variables, and hence, we are unable at this stage of our development to forecast useful estimates. Variables that make estimates difficult include the number of clinical trials we may undertake, the number of patients needed to participate in the clinical trials, patient recruitment uncertainties, trial results as to the safety and efficacy of our product, and uncertainties as to the regulatory agency response to our trial data prior to receipt of marketing approval. Moreover, the FDA or other regulatory agencies may suspend clinical trials if we or an agency believes patients in the trial are subject to unacceptable risks, or find deficiencies in the conduct of the clinical trial. Delays or rejections may also occur if governmental regulation or policy changes during our clinical trials or in the course of review of our clinical data. Due to these uncertainties, it is not possible to give accurate and meaningful estimates of the ultimate cost to bring our products to market, the timing of costs, completion of our program and the period during which material net cash inflows will commence.

As of March 31, 2009, we currently have four active clinical trials for our two lead compounds:

•	NRX 4204 Phase I/II for solid tumor indications, at two sites in the U.S. with 14 patients enrolled
•	NRX 5183 Phase II for Mesothelioma at one site in the U.S. with two patients enrolled
•	NRX 5183 Phase II for Non-Small Cell Lung Cancer (“NSCLC”) at two sites in the U.S. with four patients enrolled
•	NRX 5183 Phase II for Relapsed Acute Promyelocytic Leukemia (“APL”) at one site in the U.S. and one site in Mexico with 1 patient enrolled.

Future potential clinical trials include:
•	Phase IIB controlled study of NRX 4204 in combination with chemotherapy in first-line NSCLC patients
•	Phase II study of NRX 5183 in combination with chemotherapy in Acute Myeloid Lukemia (“AML”) patients

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

General and Administrative Expenses.

General and administrative expenses were approximately $498,000 during the three months ended March 31, 2009, as compared to approximately $477,000 incurred during the three months ended March 31, 2008 or a increase of approximately $21,000. General and administrative expenses consist primarily of accounting and legal costs involved in our regulatory filings and legal costs incurred in connection with general corporate matters, including the negotiation of the amended license with Vitae, the Piramal Agreement, and other contracting matters. G&A costs also include insurance, payroll costs of and benefits for all employees, costs related to Board meetings and share-based compensation expense related to option issuances to Board members and general and administrative employees and consultants. The approximate $21,000 net increase in total G&A expenses, resulted from an aggregate of approximately $141,000 cost increases, partially offset by $120,000 in cost reductions. The approximately $141,000 in cost increases consisted primarily of approximately $93,000 in share based compensation expense primarily attributable to the effect during the quarter of options re-pricing, $27,000 from the quarterly payment of cash compensation to independent directors (based on a compensation plan adopted in the second quarter of 2008), and increased legal costs of approximately $16,000, primarily attributable to the proxy preparation and annual general shareholders meeting in February, 2009, and an approximate $5,000 increase in other G&A expenses. These cost increases were partially offset by approximately $120,000 in expense reductions consisting in reductions of approximately $90,000 from the termination of the consulting contract with an affiliate in October, 2008, and $30,000 from the termination of our investor relations firm in Q4 2008.

On March 6, 2009, the Board of Directors authorized a re-pricing of all 1,406,000 shares under stock option grants issued through that date to an exercise price of $0.45 per share from the post reverse-split adjusted $4.00 exercise price at date of grant. The incremental compensation cost computed using the Black-Scholes option pricing model was $242,000. The amount of the incremental compensation cost attributable to options vested as of the date of re-pricing was approximately $100,000 which was charged to expense at that date. The amount of incremental compensation cost attributable to option grants vesting after the date of re-pricing was approximately $142,000. During the three months ended March 31, 2009, $5,100 of such incremental compensation cost was charged to expense and the remaining $136,900 will be recognized over the remaining vesting period of the underlying grants. There were no other changes to the terms of any stock option grants. For the three months ended March 31, 2009, the incremental compensation costs related to these option re-pricings charged to general & administrative expense and research & development expense were approximately $93,000 and $12,000, respectively.

On March 6, 2009, we awarded options to purchase an aggregate of 250,000 shares of common stock to an executive at an exercise price of $0.45 per share. The options vest ratably over the 36 month period following the date of grant. The options have a five year term which shall be extended to six months following termination if the employee continues to be employed on the fifth anniversary of the grant, but not beyond ten years from the date of grant. The fair value of the option awards estimated on the date of grant using the Black-Scholes option pricing model was $54,000. The option value is amortized over the 36 month vesting period, of which $1,500 was charged to expense during the three months ended March 31, 2009.

Research and Clinical Development Expenses.

Research and clinical development (“R&D”) expenses were approximately $798,000 during the three months ended March 31, 2009, as compared to approximately $584,000 incurred during the three months ended March 31, 2008 or an increase of approximately $214,000.

R&D expenses consist primarily of costs involved in the following activities:

•	Manufacture of the intermediates, Active Pharmaceutical Ingredient (“API”) and clinical grade drug product for the Company’s two lead compounds for use in clinical trials;

•	Regulatory affairs activities including:
o	regulatory filings including protocol submissions to governmental bodies in and outside of the United States with respect to clinical trials,
o	regulatory filings including protocol submissions to governing ethics committees for proposed clinical trial sites in and outside of the United States including negotiation of related contracts;

•	Continuation of the Phase I clinical trial for NRX 4204 in the United States;

•	Costs of readying and initiating the Phase II clinical trials for NRX 5183 in India, Mexico, and the U.S;

•	Patient and data management activities for active clinical trials; and

•	Costs of readying and initiating Phase II clinical trials in NSCLC and Mesothelioma for NRX 4204 in the United States.

R&D costs also include payroll costs of R&D employees, costs of third party consultants, legal costs related to maintenance of the patent portfolio, including patent annuity payments, in-process R&D costs related to the share-based license amendment payment under the Vitae license and share-based compensation costs.

Our R&D expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 were related to the following activities:

	Three Months Ended March 31, (In thousands)
	2009	2008
Direct clinical trials costs	$131	$37
Drug development and manufacturing	307	214
R&D compensation, including share based compensation	255	156
In-process R&D costs	—	—
Other R&D costs	105	177
Total	$798	$584

Direct clinical trial costs increased by approximately $94,000 compared to the same quarter of 2008. The increase is due principally to the regulatory filings including protocol submissions with governing ethics committees for proposed Phase II clinical trial sites in India and Mexico, negotiation of related contracts, and initiation of the drug trial in India. Drug development and manufacturing costs increased approximately $93,000, primarily attributable to readying sufficient quantities of GMP drug product for clinical trials. R&D compensation costs increased approximately $99,000 as a result of an increase in staff and share-based compensation costs related to the option re-pricing in March 2009. Other R&D costs decreased by $72,000, related primarily to the reduction in legal costs and annuity payments on the licensed technology portfolio as a result of eliminating non-critical cases from the portfolio.

Other Income.

Other income consisted primarily of interest income from certificates of deposits and savings and amounted to approximately $13,000 and $106,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease was due to lower cash balances and lower interest rate yields.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

General and Administrative Expenses.

General and administrative expenses were approximately $938,000 during the six months ended March 31, 2009, as compared to approximately $951,000 incurred during the six months ended March 31, 2008 or a decrease of approximately $13,000. An aggregate of approximately $221,000 of this decrease was attributable to expense reductions consisting of approximately $150,000 from the termination of the consulting contract with an affiliate in October, 2008, $46,000 from the termination of our investor relations firm in Q4 2008, and $25,000 reduction in travel expenses related to investor relations activities. These expense reductions were partially offset by an aggregate of $196,000 in cost increases consisting of approximately $103,000 in share-based compensation expense primarily attributable to the effect during the period of the options re-pricing on March 6, 2009, $51,000 from the payment of cash compensation to independent directors (based on a compensation plan adopted in the second quarter of 2008), and increased legal costs of approximately $42,000, primarily attributable to the negotiation and documentation of the amended license with Vitae, the negotiation and documentation of the Piramal agreement, and costs in connection with the annual shareholders meeting in February 2009.

Research and Clinical Development Expenses.

Research and clinical development (“R&D”) expenses were approximately $1,675,000 during the six months ended March 31, 2009, as compared to approximately $4,500,000 incurred during the six months ended March 31, 2008 or a decrease of approximately $2,825,000.

Our R&D expenses for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008 were related to the following activities:

	Six Months Ended March 31, (In thousands)
	2009	2008
Direct clinical trials costs	$239	$71
Drug development and manufacturing	487	277
R&D compensation, including share based compensation	494	306
In-process R&D costs	225	3,513
Other R&D costs	230	333
Total	$1,675	$4,500

Clinical trial costs increased by approximately $168,000 compared to the same six months of 2008. The increase is due principally to the regulatory filings including protocol submissions with governing ethics committees for proposed Phase II clinical trial sites in India and Mexico, negotiation of related contracts, and initiation of the drug trial in India. Drug development and manufacturing costs increased approximately $210,000, primarily attributable to readying sufficient quantities of GMP drug product for clinical trials. R&D compensation costs increased approximately $188,000 as a result of an increase in staff, share-based compensation costs related to option grants made in the third quarter of 2008, and the impact of option re-pricing in March 2009. In-process R&D costs decreased $3,288,000, of which $3,513,000 related to a milestone license payment made during the six months ended March 31, 2008, offset by $225,000 in additional costs incurred during the six months ended March 31, 2009 in connection with the amendment of the Vitae license. Other R&D costs decreased by $103,000, related primarily to the reduction in legal costs and annuity payments on the licensed technology portfolio as a result of eliminating non-critical cases from the portfolio.

Other Income.

Other income consisted primarily of interest income from savings, certificates of deposit, and investment in United States Treasury Bills, and amounted to approximately $37,000 and $280,000 for the six months ended March 31, 2009 and 2008, respectively. The decrease was due to lower cash balances and lower interest rate yields.

Revenues

We had no revenues and we do not anticipate that we will derive any revenues from either product sales or licensing during the foreseeable future. We agreed to pay Allergan (and any cross licensors), the original licensor of the compounds discussed above under “Overview”, and Vitae specified revenue percentages of the Company’s net sales of products based on the licensed technology. The percentages vary from product to product, but when combined may total as much as 12% of the Company’s net sales. The Company must meet certain development milestones under the original license agreements with the existing licensors in order to maintain the rights to the licensed products.

Liquidity

We had cash and cash equivalents of approximately $9.2 million at March 31, 2009. We believe that our existing cash balances will be sufficient to fund completion of our planned clinical trials and to fund our currently planned level of operations through June, 2011. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of our products. We intend to begin fundraising activities in the next fiscal year beginning October 1, 2009. There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company.

The decrease in cash and cash equivalents for the six months ended March 31, 2009 of approximately $2.1 million was primarily caused by a cash loss from operations. There were no significant cash flows from financing or investing activities for the year.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of the Stockholders of the Company was held on February 18, 2009. At the Annual Meeting, the Stockholders voted as follows:

The stockholders elected the following eight Board members to hold office until the 2010 Annual Meeting of Stockholders and until their successors have been duly elected and have qualified.

Nominee	Votes For	Votes Against	Abstain
Dr. Sharyar Baradaran	14,758,189	0	0
Matt Borenzweig	14,758,189	0	0
Kurt Brendlinger	14,758,189	0	0
Dr. Rosh Chandraratna	14,758,189	0	0
Dr. Parkash Gill	14,758,189	0	0
Dr. Carl LeBel	14,758,189	0	0
Dr. Harin Padma-Nathan	14,758,189	0	0
Dr. Marvin Rosenthale	14,758,189	0	0

The stockholders voted to ratify the appointment of Gumbiner Savett, Inc. as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009 (with 12,382,964 shares for, 0 shares against and 2,375,125 shares abstaining).

ITEM 5.  OTHER INFORMATION

On March 6, 2009, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all outstanding stock options issued by the Company, which were exercisable for an aggregate of 1,406,000 shares of common stock, to an exercise price of $0.45 per share from a split-adjusted exercise price of $4.00 per share.  There were no other changes to the terms of any stock option awards, including the vesting periods and number of shares covered by outstanding awards, which remained unchanged. Holders of option grants whose options were re-priced include certain members of the Board of Directors, the CEO and CFO of the Company, and other members of management.

ITEM 6.  EXHIBITS

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NURX PHARMACEUTICALS, INC.

May 14, 2009	By:	/s/	Harin Padma-Nathan
Name: Harin Padma-Nathan
Title: Chief Executive Officer
(Principal Executive Officer)

May 14, 2009	By:	/s/	Steven Gershick
Name: Steven Gershick
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Form 10-Q
Three months ended March 31, 2009

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.