Form 10-Q
period 2009-06-30
NURX PHARMACEUTICALS, INC.
filed 2009-08-13
CIK 1174228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☐     Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes   ☐     No   ☒

As of August 1, 2009, there were 28,444,234 shares of common stock outstanding.

NURX PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Balance Sheets
June 30, 2009 (unaudited) and September 30, 2008

	June 30, 2009	September 30, 2008
	(unaudited)

ASSETS

Cash and cash equivalents	$7,944,584	$11,365,646
Prepaid expenses and other current assets	196,658	169,882
Other receivable	100,000	-
Note receivable	250,000	-
Total current assets	8,491,242	11,535,528

Property and equipment, net of accumulated depreciation and amortization of $25,854 and $11,336, respectively	59,298	45,098

Deposits	27,093	42,093
Total assets	$8,577,633	$11,622,719

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$361,494	$181,497
Due to related party	-	30,000
Total current liabilities	361,494	211,497

Commitments and contingencies

Stockholders' Equity
Series A preferred stock, $.001 par value, 1,00,000 shares	-	-
designated, no shares issued and outstandin
Series B preferred stock, $.001 par value, 500,000 shares	-	-
designated, no shares issued and outstanding
Series C preferred stock, $.001 par value, 300,000 shares	-	-
designated, no shares issued and outstanding
Common stock, $.001 par value; 150,000,000 shares authorized, 28,444,234 and 28,394,234 shares issued, respectively	28,444	28,394
Additional paid-in capital	22,097,932	21,640,176
Accumulated deficit during development stage	(13,946,437)	(10,293,548)
Retained earnings	36,200	36,200

Total stockholders' equity	8,216,139	11,411,222

Total liabilities and stockholders' equity	$8,577,633	$11,622,719

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Consensed Statements of Operations  (unaudited)
For the three and nine months ended June 30, 2009 and 2008, and the development stage from inception (May 1, 2007) through June 30, 2009

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008	Inception (May 1, 2007) through June 30, 2009

Operating Expenses:
General & administrative (includes stock based compensation of $80,508, $86,089, $294,735, $202,897, and $618,806, and related party consulting fees of $0, $100,000, $30,000, $287,500 and $572,200 respectively)	$512,740	$555,234	$1,450,659	$1,505,834	$4,018,956

Research & clinical development (includes stock based compensation of $16,843, $43,882, $63,071, $52,831 and $128,934, related party consulting fees of $35,000, $88,333, $140,000, $173,910 and $366,410 respectively, and fair value of shares issued in connection with license amendment, license fee, and milestone payment under technology license of $0, $0, $100,000, $3,513,000, and $3,613,000 respectively)	574,423	698,056	$2,249,758	5,197,981	10,637,466

Total operating expenses	1,087,163	1,253,290	3,700,417	6,703,815	14,656,422

Interest income (expense)
Interest income	10,770	67,042	47,528	346,785	722,610
Interest expense	-	-	-	-	(12,625)
Total interest income, net	10,770	67,042	47,528	346,785	709,985

Net Loss	$(1,076,393)	$(1,186,248)	$(3,652,889)	$(6,357,030)	$(13,946,437)

Loss per common share - basic and diluted	$(0.04)	$(0.04)	$(0.13)	$(0.23)	$(0.50)

Weighted average common shares - basic and diluted	28,444,234	28,394,234	28,427,567	28,201,889	27,832,634

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statement of Stockholders' Equity
For the nine months ended June 30, 2009 and development stage from inception (May 1, 2007) to June 30, 2009

													Accumulated
													Deficit
									Additional				During the
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Treasury Stock		Retained	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Stage	Total

Balance at October 1, 2006	-	$-	-	$-	-	$-	2,564,752	$2,565	$160,485	-	$-	$166,854	$-	$329,904
Private placement April 27, 2007, 15,750,000 common shares at $0.001 per share	-	-	-	-	-	-	15,750,000	15,750	-	-	-	-	-	15,750

Private placement May 16, 2007, 10,000,000 common shares at $2.00 per share	-	-	-	-	-	-	10,000,000	10,000	19,990,000	-	-	-	-	20,000,000

Private placement June 25, 2007, 250,000 common shares at $2.00 per share	-	-	-	-	-	-	250,000	250	499,750	-	-	-	-	500,000

Private placement fees, reorganization costs and related registration costs, including fair market value of warrants	-	-	-	-	-	-	-	-	(5,151,228)	-	-	-	-	(5,151,228)

Share-based compensation	-	-	-	-	-	-	12,500	12	65,817	-	-	-	-	65,829

Fair value of warrants issued in connection with private placement	-	-	-	-	-	-	-	-	2,988,064	-	-	-	-	2,988,064

Repurchase of 1,939,750 common shares, May 2007	-	-	-	-	-	-	-	-	-	(1,939,750)	(750,000)	-	-	(750,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(130,654)	(2,954,723)	(3,085,377)
Balance September 30, 2007	-	-	-	-	-	-	28,577,252	28,577	18,552,888	(1,939,750)	(750,000)	36,200	(2,954,723)	14,912,942

Share based compensation	-	-	-	-	-	-	-	-	324,105	-	-	-	-	324,105

Fair value of shares issued in connection with milestone payments under technology license (shares valued at $2.00 per share)	-	-	-	-	-	-	1,756,732	1,757	3,511,243	-	-	-	-	3,513,000

Cancellation of treasury stock	-	-	-	-	-	-	(1,939,750)	(1,940)	(748,060)	1,939,750	750,000	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(7,338,825)	(7,338,825)
Balance September 30, 2008	-	-	-	-	-	-	28,394,234	28,394	21,640,176	-	-	36,200	(10,293,548)	11,411,222

Share based compensation - unaudited	-	-	-	-	-	-	-	-	357,806	-	-	-	-	357,806

Fair value of shares issued in connection with amended technology license (shares valued at $2.00 per share) -unaudited	-	-	-	-	-	-	50,000	50	99,950	-	-	-	-	100,000

Net loss - unaudited	-	-	-	-	-	-	-	-	-	-	-	-	(3,652,889)	(3,652,889)
Balance June 30, 2009 - unaudited	-	$-	-	$-	-	$-	28,444,234	$28,444	$22,097,932	-	$-	$36,200	$(13,946,437)	$8,216,139

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statements of Cash Flows (unaudited)
For the nine months ended June 30, 2009 and 2008, and development stage from inception (May 1, 2007) through June 30, 2009

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008	Inception (May 1, 2007) through June 30 , 2009

Cash flows from operating activities:

Net loss	$(3,652,889)	$(6,357,030)	$(13,946,437)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	14,518	6,587	25,854
Share-based compensation	357,806	255,728	747,740
Fair value of shares issued in connection with license amendment, license fee, and milestone payments under technology license	100,000	3,513,000	3,613,000

Changes in operating assets and liabilities:
Deposits	15,000	(15,000)	(27,093)
Prepaid expenses	(26,776)	(51,329)	(196,658)
Other receivable	(100,000)	-	(100,000)
Accounts payable and accrued expenses	179,997	140,271	397,584
Due to related parties	(30,000)	12,243	(36,090)
Net cash used in continuing operating activities	(3,142,344)	(2,495,530)	(9,522,100)
Net cash provided by discontinued operating activities	-	-	41,146
Net cash used in operating activities	(3,142,344)	(2,495,530)	(9,480,954)

Cash flow from investing activities:

Purchase of property and equipment	(28,718)	(25,229)	(85,152)
Note receivable	(250,000)	-	(250,000)
Net cash used in investing activities	(278,718)	(25,229)	(335,152)

Cash flows from financing activities:
Private placements of common shares	-	-	20,563,000
Private placement offering costs	-	-	(2,163,164)
Proceeds of note receivable	-	-	125,000
Repayment of note receivable	-	-	(125,000)
Redemption of treasury stock	-	-	(750,000)
Net cash provided by financing activities	-	-	17,649,836
Net increase (decrease) in cash and cash equivalents	(3,421,062)	(2,520,759)	7,833,730
Cash transferred to discontinued operations	-	-	(166,463)
Cash and cash equivalents, beginning of period	11,365,646	14,941,723	277,317
Cash and cash equivalents, end of period	$7,944,584	$12,420,964	$7,944,584

Supplemental disclosure of cash flow information
Cash paid for -
Interest	$-	$-	$12,625

Non-cash financing activities:

In 2007, the Company incurred $5,151,228 in private placement fees, reorganization costs and related registration costs, which included the issuance of warrants with a fair value of $2,988,064

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Notes to Condensed Financial Statements
June 30, 2009
(unaudited)

Note 1 - The Company and its Significant Accounting Policies

General Business:

From the Company’s inception in 2001 to May 2007, it was in the business of selling nutritional products. In May 2007, the Company spun off this nutritional products business and began to pursue a new business plan in the pharmaceuticals industry. On May 11, 2007, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which it acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and nuclear receptor technology for all human and veterinary use. The principal therapeutic indications for the lead compounds are acute promyelocytic leukemia, solid cancers (lung and breast) and chemotherapy-induced neutropenia (low white cell count).  While NuRx Pharmaceuticals, Inc was initially established to explore the broad application of second and third generation retinoid and rexinoid compounds, it has evolved into a more broad Life Sciences company with R&D interests in additional novel cancer therapeutics and, more recently, novel delivery of Point of Care diagnostics.  See Note 14.

Interim Financial Information:

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and other adjustments) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC), which includes audited financial statements at September 30, 2008 and 2007 and for each of the years then ended and the development stage from inception (May 1, 2007) through September 30, 2008. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

Development Stage Enterprise:

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is devoting substantially all of its present efforts to establish a new pharmaceutical business, and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since May 1, 2007 have been considered as part of the Company's development stage activities. Although the Company held approximately $7.9 million in cash and cash equivalents at June 30, 2009, giving effect to the $5.0 million investment in the QN Diagnostics, LLC 50/50 joint venture with QuantRx Biomedical Corporation, and the $250,000 common share buy back from a former director occurring subsequent to the end of the quarter (See Note 14), there was approximately $2.7million in cash and cash equivalents remaining.  After cost cutting measures currently being implemented with respect to the Company’s oncology clinical development activities in the United States, the Company should have sufficient funds for operating costs for the next twelve months The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of its oncology pharmaceutical products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company. The Company’s products will be governed in the United States by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will obtain or maintain the regulatory approvals required to market its products.

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

Effective October 1, 2008, the Company adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, promulgated by the Emerging Issues Task Force of the American Institute of Certified Public Accountants on June 14, 2007. The consensus of the Task Force is effective for financial statements issued for fiscal years beginning after December 15, 2007, and provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. At June 30, 2009, $37,150 of advance payment for drug development manufacturing costs are capitalized as prepaid expenses in the accompanying balance sheet.

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

Cash and Cash Equivalents:

Cash equivalents are certificates of deposit, U.S. government securities or other highly liquid investments with original maturities of seven months or less when purchased. Cash equivalents at June 30, 2009 consist of certificates of deposit, and at September 30, 2008 consist of investments in United States Treasury Bills.

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

Earnings Per Common Share:

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. These potentially dilutive securities were not included in the calculation of loss per share for the three and nine months ended June 30, 2009 and 2008, and the period inception (May 1, 2007) through June 30, 2009, because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for these periods. At June 30, 2009 and September 30, 2008, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 4,793,500 and 4,393,500 shares, respectively.

Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash, certificates of deposit, investment in U.S. Treasury Bills, and accounts payable. The carrying amount of cash equivalents and payables approximates fair value because of the short-term nature of these items.

Concentrations of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in interest and non-interest bearing transaction accounts at a Standard & Poor’s AAA rated domestic bank, and in United States Treasury Bills. Under the current Temporary Liquidity Guarantee Program of the Federal Deposit Insurance Corporation (“FDIC”), interest bearing transaction accounts are insured up to $250,000 and non-interest bearing transaction accounts are insured without limit. As of June 30, 2009 and September 30, 2008, the Company had approximately $0 and $3,009,000 respectively of cash in excess of these limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Impairment of Long-Lived Assets:

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2009 and September 30, 2008, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Recently Adopted Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have an adverse effect on the financial statements for the nine months ended June 30, 2009.

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

On October 10, 2008, the FASB issued FASB Staff Position, or FSP, FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP FAS No. 157-3. FSP FAS No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No 157-3 is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of FSP FAS No. 157-3 effective October 10, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of June 30, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No, 161 Amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and non-derivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 133.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company adopted SFAS No. 161 on January 1, 2009.  The adoption of SFAS No. 161 did not have any impact on the Company’s financial statement presentation or disclosures.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles  (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented inconformity with GAAP.  SFAS No. 162 became effective on November 15, 2008.  The adoption of SFAS No. 162 did not have any impact on the Company’s financial statement presentation or disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 also sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The company adopted SFAS No. 165 on June 30, 2009.  Accordingly, subsequent events have been evaluated through August 12, 2009

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for intereim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. The Company adopted FSP 107-1 on June 15, 2009.  The adoption of FSP 107-1 did not have any impact on the Company’s financial statement presentation or disclosures.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 requires an enterprise to qualitatively asses the determination of the primary beneficiary (or “consolidator”) of a variable interest entity, (“VIE”), based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  SFAS No. 167 changes the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of the primary beneficiary.  It also amends the events that trigger a reassessment of whether an entity is a VIE.  SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier adoption is prohibited. The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the “FASB Accounting Standards Codification, (“Codification”) which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification will supersede all then-existing non-SEC accounting and reporting standards.   All other non-SEC accounting literature which is not grandfathered or not included in the Codification will no longer be authoritative.  Once the Codification is in effect, all of its content will carry the same level of authority.  SFAS No. 168 will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company expects to adopt SFAS No. 168 for the year ending September 30, 2009.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 - Property and Equipment

Property and equipment consisted of the following at June 30, 2009 and September 30, 2008:

	June 30, 2009 (unaudited)	September 30, 2008
Office equipment	$25,921	$24,541
Computer equipment	11,564	11,564
Lab equipment	46,467	19,129
Leasehold Improvements	1,200	1,200
	85,152	56,434
Accumulated depreciation and amortization	(25,854)	(11,336)
	$59,298	$45,098

Depreciation and amortization expense for the three and nine months ended June 30, 2009 and 2008 amounted to $4,916, $14,518, $2,627 and $6,587, respectively.

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

Note 4 – Vitae License and Amendment

On May 11, 2007, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which the Company acquired an exclusive, worldwide sublicense (with the right to grant further sublicenses) to certain compounds and technology for all human and veterinary use, in order to research, develop and commercialize the compounds. The indications for the lead compounds are acute myeloid, solid cancers (lung and breast) and chemotherapy-induced neutropenia. The Company paid Vitae out of the net proceeds from the Private Placement $2.15 million, comprised of an upfront license fee of $2.1 million and $50,000 for its inventory of the licensed compounds. The Company also issued to Vitae as a milestone payment required under the license, 1,756,732 shares of common stock, or such number representing 5.66% of the Company’s fully diluted shares, on October 17, 2007, the date it received acceptance of an Investigational New Drug Application (“IND”) by the United States Food and Drug Administration for a licensed compound that had not previously received an IND. The Company will also be required to pay, on Vitae’s behalf, the existing licensors additional milestone payments if it reaches FDA marketing approval for a product containing a licensed compound.

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

Note 5 – Note Receivable

At June 30, 2009, the Company was owed $250,000 from QuantRx Biomedical Corporation, an unrelated party, as evidenced by a senior secured promissory note receivable due on August 10, 2009.  Interest on this note is accrued at the rate of 10% per annum.  This note has been collected in full subsequent to the nine months ended June 30, 2009.  See Note 14.

Note 6 - Related Party Transactions

On May 1, 2007, the Company entered into a consulting agreement with an affiliate to provide consulting services relating to strategic planning, investor relations and corporate governance for a monthly fee of $30,000, plus reimbursement of expenses, for a six-month period ending on October 31, 2007. The consulting agreement provided for automatic extensions at the end of each six-month term, unless terminated by either party at least 30 days prior to the end of such term. The agreement was terminated on October 30, 2008. For the three and nine months ended June 30, 2009 and 2008, and from inception (May 1, 2007) through June 30, 2009, the Company incurred $0, $30,000, $90,000, $270,000, and $540,000 respectively, pursuant to this consulting agreement.

On November 5, 2007, the Company entered into a five year consulting agreement effective May 31, 2007 with a company wholly owned by an affiliate to provide the technical services of that affiliate along with other employees and resources of the consulting company. The consulting agreement superseded an existing five year employment agreement with that affiliate. For the three and nine months ended June 30, 2009 and 2008, and from inception (May 1, 2007) through June 30, 2009, the Company incurred $35,000, $140,000, $88,333, $173,910, and $366,410, respectively under the consulting agreement (See Notes 12 and 14).

Note 7 - Stock Options and Warrants

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

On March 6, 2009 the Board of Directors approved a re-pricing of all issued options to $0.45 per share, the fair market value at that time, from the original reverse stock split grant price of $4.00 per share.

Restricted shares of 12,500 have been issued under the Plan.

A summary of option activity under the Plan for the nine months ended June 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price
Stock options outstanding, October 1, 2008	1,306,000	$0.45
Granted	400,000	0.45
Exercised	—	—
Forfeited	—	—
Total options outstanding, June 30, 2009	1,706,000	$0.45
Options exercisable at June 30, 2009	792,134	$0.45
Shares available for future grant under Plan	2,031,500

The weighted average remaining life of outstanding options at June 30, 2009 was 42 months. The intrinsic value is not greater than the grant price.

Warrants

A summary of warrant issuances during the nine months ended June 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding, October 1, 2008	3,087,500	$4.01
Granted	—	—
Exercised	—	—
Forfeited	—	—
Warrants outstanding, June 30, 2009	3,087,500	$4.01

Warrants exercisable at June 30, 2009	3,087,500	$4.01

The weighted average remaining life at June 30, 2009 was 47 months. The intrinsic value is not greater than the grant price.

Note 8 - Share Based Payments

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

On March 6, 2009, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all 1,406,000 shares under stock option grants issued through that date to an exercise price of $0.45 per share from the post reverse-split adjusted $4.00 exercise price at date of grant. The incremental compensation cost computed using the Black-Scholes option pricing model was $242,000. The amount of the incremental compensation cost attributable to options vested as of the date of re-pricing was $100,000 which was charged to expense at that date. The amount of incremental compensation cost attributable to option grants vesting after the date of re-pricing was $142,000, of which $15,500 and $20,600 was charged to expense during the three and nine months ended June 30, 2009, respectively, and the remaining $121,400 will be recognized over the remaining vesting period of the underlying grants. There were no other changes to the terms of any stock option grants.

On March 6, 2009, the Company awarded options to purchase an aggregate of 250,000 shares of common stock to an executive at an exercise price of $0.45 per share, the fair market value at that time. The options vest ratably over the 36 month period following the date of grant. The options have a five year term which shall be extended to six months following termination if the employee continues to be employed on the fifth anniversary of the grant, but not beyond ten years from the date of grant. The fair value of the option awards estimated on the date of grant using the Black-Scholes option pricing model was $54,000 using the following assumptions:

Assumptions
Expected Volatility	75%
Expected Dividends	0.0%
Expected term, in years	3.5
Risk-free rate	1.4%

The option value is amortized to expense over the 36 month vesting period.

On June 8, 2009, the Company awarded options to purchase an aggregate of 50,000 shares of common stock to a member of the Board of Directors at an exercise price of $0.45 per share. The options vest fully on the date of grant. The options have a five year term which shall be extended to six months following termination if the member continues to be employed on the fifth anniversary of the grant, but not beyond ten years from the date of grant. The fair value of the option awards estimated on the date of grant using the Black-Scholes option pricing model was $12,000 using the following assumptions:

Assumptions
Expected Volatility	75%
Expected Dividends	0.0%
Expected term, in years	4.0
Risk-free rate	2.5%

The option value is amortized to expense ratably over the 12 month  period following grant.

Note 9 - Lease Commitments

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

Note 10 - Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carry-forwards, in-process research and development, share-based milestone payments and other temporary differences, aggregating approximately $5,563,000 at June 30, 2009. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be realized, the Company has recorded a full valuation allowance at June 30, 2009.

The Company has net Federal and California losses for tax purposes totaling approximately $7,900,000 and $7,800,000, respectively, which may be applied against future taxable income and will expire in 2028 and 2018. The California net operating loss carry-forward has been suspended for two years. Accordingly, there is no tax expense for the nine months ended June 30, 2009 and 2008, and the period inception (May 1, 2007) through June 30, 2009. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and cause a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not recorded any uncertain tax positions as of June 30, 2009.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2009, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and California. The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company currently is not under examination by any tax authority.

Note 11 – Piramal Agreement

On March 6, 2009, the Company entered into a development and commercialization agreement with Piramal Life Sciences, Limited (“Piramal”) with respect to compound NRX 5183 in India (the “Piramal Agreement”). Pursuant to the Piramal Agreement, Piramal has the exclusive right to develop, manufacture and exploit the NRX 5183 technology within India at its sole expense. The Company obtains the clinical data for use in registration in countries outside of India. Piramal will also reimburse the Company for development expenses incurred with regard to clinical trials in India up to $100,000. This reimbursement has been recorded as an other receivable with a corresponding reduction of research & development expenses at June 30, 2009.

Note 12 – Executive Compensation

On April 15, 2009, the Company entered into amendments to the Consulting Agreement with SOQ, Inc (a company owned by Dr. Parkash Gill, a Director of the Company and Chairman of the Scientific Advisory Board) and the Employment Agreements with each of Dr. Harin Padma-Nathan, the Company’s Chief Executive Officer, and Dr. Rosh Chandraratna, the Company’s Chief Scientific Officer, to change the term of each agreement from five years to “at-will”, allowing either party to terminate the agreements immediately upon written notice to the other party, with or without “Cause” or “Good Reason”. The agreements were also amended to eliminate the automatic renewal of the agreement each year for additional one-year periods.

Note 13 – Stockholder Rights Plan

Effective June 1, 2009, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”).  Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one one-hundreth of a share of Series C Preferred Stock at an initial exercise price of $5 per share. The Rights Plan is intended to assure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to protect stockholders’ interests in the event the Company is confronted with partial tender offers or other coercive or unfair takeover tactics.   Rights become exercisable upon the earlier of (i) ten days following the acquisition by a person or group of 20% or more of the Company’s outstanding common stock, and (ii) ten business days after the announcement of a tender offer or exchange offer to acquire 20% or more of the outstanding common stock. The continuing directors (defined as the directors who are not affiliated or associated with an acquiring person) may vote to extend these timeframes in their discretion. If such a person or group acquires 20% or more of the common stock, each right (other than such person’s or group’s rights, which will become void) will entitle the holder to purchase, at an exercise price equal to 50% of the then current trading price of the Company’s common stock.   In the alternative, the Board of Directors may authorize issuance of one share of fully paid common stock for each right. If not redeemed, the rights will expire on June 1, 2014. These rights have become exercisable at June 30, 2009, but the exercise (distribution date) has been extended.

Note 14 – Subsequent Events

Settlement Agreement and Share Buy Back

On July 30, 2009, the Company completed the repurchase of 5,000,000 shares of its common stock, representing approximately 17.6% of its issued and outstanding shares of common stock.  The shares were repurchased from former director Parkash Gill, M.D. pursuant to a Stock Purchase and Standstill Agreement dated July 27, 2009 (the “Purchase Agreement”).  Dr. Gill resigned from the Board of Directors of the Company effective June 13, 2009.

Under the Purchase Agreement, the Company agreed to repurchase the 5,000,000 shares for a cash payment of $250,000 to Dr. Gill, and Dr. Gill agreed to standstill provisions under which he would refrain for a period of three years from acquiring beneficial ownership of additional shares of the Company’s common stock, seeking to influence the management or policies of the Company or proposing any business combination or other extraordinary transaction involving the Company.  Dr. Gill also agreed to refrain from disposing of any of the remaining 1,000,000 shares that he beneficially owns for a period of three years, except beginning February 1, 2010 and for a period of 20 months thereafter, transactions of up to 50,000 shares per calendar month.  In addition, the Company’s Board of Directors was granted a proxy to vote the remaining 1,000,000 shares that Dr. Gill beneficially owns.

The Purchase Agreement was executed in connection with a Mutual General Release and Waiver Agreement dated July 27, 2009, under which Dr. Gill and the Company provided each other with mutual general releases of all claims.

Joint Venture with QuantRx Biomedical Corporation

On July 30, 2009, the Company (“NuRx”) entered into a Contribution Agreement (the “Contribution Agreement”) with QuantRx Biomedical, Inc. (“QuantRx”).  Pursuant to the Contribution Agreement, QuantRx will contribute intellectual property and other assets related to its lateral flow strip technology and related lateral flow strip readers into QN Diagnostics, LLC, a newly formed Delaware limited liability company that was formed as a joint venture between NuRx and QuantRx (the “Joint Venture”).

NuRx and QuantRx have also entered into a Limited Liability Company Agreement to govern the Joint Venture, dated July 30, 2009 (the “LLC Agreement”).  Under the terms of the LLC Agreement, NuRx will contribute $5,000,000 in cash to the Joint Venture, and QuantRx will contribute intellectual property and other assets, the fair value of which is $5,550,000.  Following the respective contributions by NuRx and QuantRx to the Joint Venture, NuRx and QuantRx will each own a 50% interest in the Joint Venture.  The purpose of the Joint Venture will be to research, develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers (the “Lateral Flow Products”). Under the terms of the LLC Agreement, upon the consummation of the transactions contemplated by the Contribution Agreement, the Joint Venture will make a $2,000,000 cash distribution to QuantRx.  The Joint Venture shall hold $1,500,000 of NuRx contribution in escrow in a segregated bank account of the Joint Venture.  Prior to the Joint Venture’s achievement of first and second milestones, an amount of $1,000,000 and $500,000, respectively, may be withdrawn by NuRx subject to certain conditions.  The amount of any such distribution, if taken, must be repaid by NuRx to the Joint Venture within 30 days of achievement of the respective milestone.

The LLC Agreement also provides for the management and governance of the Joint Venture. Pursuant to the LLC Agreement, the Joint Venture will be managed by a board of directors (the “JV Board”) initially consisting of two NuRx designees, two QuantRx designees and an independent designee mutually selected by QuantRx and NuRx.

Pursuant to the LLC Agreement, each member will also be required to make sustaining capital contributions from time to time as the JV Board determines is necessary.  Sustaining capital contributions will be made by NuRx and QuantRx on an equal basis, provided however that QuantRx solely will be responsible for making a sustaining capital contribution with respect to the first $700,000 determined to be required by the JV Board, and thereafter, NuRx solely will be responsible for making a sustaining capital contribution to the extent of any unpaid amount of the NuRx Distribution.

QuantRx and the Joint Venture have also entered into a Development and Services Agreement on July 30, 2009, pursuant to which the Joint Venture has agreed to pay a monthly fee to QuantRx in exchange for QuantRx providing all services, equipment and facilities related to the research, development, regulatory approval and commercialization of the Lateral Flow Products.  The initial monthly fee to be paid to QuantRx will be $250,000, subject to adjustment based on the mutual agreement of the Joint Venture and QuantRx.  If the Joint Venture fails to reach certain milestone events, the Joint Venture will no longer be obligated to make the monthly payments.  All work product performed under the Development and Services Agreement will be the sole property of the Joint Venture.

In connection with the transactions described herein, NuRx received two warrants to purchase 2,000,000 shares of QuantRx common stock, or an aggregate of 4,000,000 shares of QuantRx common stock.  The warrants have a net issuance (cashless exercise) feature [and expire on July 30, 2014.  The warrants have an exercise price of $0.50 and $1.25, respectively.

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

Overview

NuRx Pharmaceuticals Inc. (“NuRx”) has historically been a classical early stage R&D biopharmaceutical company with a focus on oncology products (leukemia and lung cancer). The combination of (1) the current suboptimal conditions for new financing of a pure early stage, oncology-focused research and development  biotech company and (2)  the slower than expected  recruitment in our U.S. clinical trials with its resultant delays in delivery of Phase II data has recently caused the company to carefully evaluate options to its current singular focus. We concluded that there was an immediate need to expand our R&D focus to novel oncology targets in collaboration with academic centers as well as re-examine the value of our oncology supportive care neutropenia product. More significantly we determined that we needed to expand our interests to broader areas of life sciences with products that offer a near term revenue stream to support the R&D programs. We examined a number of options in the medical diagnostics arena and ultimately focused on Point-of-Care diagnostics in human and veterinary medicine.

Patient enrollment in clinical trials in the U.S. will be placed on hold while we focus on those clinical trials that are being initiated in India under the Piramal Agreement (infra). The U.S. studies and their associated centers are expected to reopen following availability of a revenue stream to support these clinical development programs.

On July 30, 2009, we invested $5,000,000 into a newly formed 50/50 joint venture with QuantRx Biomedical Corporation (“QuantRx”).  The joint venture, called QN Diagnostics, LLC (“QN Diagnostics”), was formed to bring to fruition the decade of R&D at QuantRx by accelerating the commercialization of innovative Point-of-care diagnostic tests. The joint venture products will be focused on QuantRx’s proprietary lateral flow and optics technologies (whereby a sample of saliva, urine, or whole blood moves across a solid platform to interact with a reagent to produce colorimetric or other changes that can be measured qualitatively or quantitatively) and Point-of-Care delivery of data through novel and inexpensive readers.  We believe that the combination of QuantRx intellectual property with the capital, management and technical resources of NuRx will enable a rapid acceleration of product delivery and the near term generation of revenues.  We believe the technology within QN Diagnostics, LLC promises to produce a paradigm shift in Point of Care diagnostics. As we continue to evolve and broaden our life sciences focus, the QN Diagnostics joint venture will become a critical part of our health care portfolio.  See “Off- Balance Sheet Arrangements” below.

From our inception in 2001 to May 2007, we were in the business of selling nutritional products. In May 2007, we spun off this nutritional products business and began to pursue a new business plan in the pharmaceuticals industry.   On May 11, 2007, we entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which we acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and nuclear receptor technology for all human and veterinary use. The principal therapeutic indications for the lead compounds are acute promyelocytic leukemia, acute myeloid leukemia, solid cancers (lung, mesothelioma, adenoid cystic carcinoma, and breast) and chemotherapy-induced neutropenia (low white cell count. The Company paid Vitae an upfront licensing fee of $2,100,000 and $50,000 for its inventory of the licensed compounds. The Company also agreed to issue Vitae 1,756,732 shares of common stock (on a post-split basis), representing 5.66% of our outstanding common stock (after the issuance of these shares) as of the effective date of the license, upon reaching a certain milestone. These shares were issued to Vitae on October 31, 2007, when the Company met this milestone by receiving approval from the Food and Drug Administration (“FDA”) to begin Phase I clinical trials for one of the lead compounds.

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

On December 31, 2008, we entered into an amendment of our May 11, 2007 license with Vitae for the license of additional compounds directed at dermatological therapeutic applications. We agreed to make a cash payment of $125,000 and to issue 50,000 shares of common stock valued at $2.00 per share upon execution of the license amendment. These costs have been charged to expense as in-process research and development for the nine months ended June 30, 2009.

On March 6, 2009, we entered into a development and commercialization agreement with Piramal Life Sciences, Limited (“Piramal”) with respect to NRX 5183 in India (the “Piramal Agreement”). Piramal is a pharmaceutical company listed on the Indian National Stock Exchange and the Bombay Stock Exchange and which was recently demerged from Piramal Healthcare Limited. Pursuant to the Piramal Agreement, Piramal has the exclusive right to develop, manufacture and exploit the NRX 5183 technology within India at its sole expense. We obtain the clinical data for use in registration in countries outside of India. Piramal will also reimburse us for development expenses incurred with regard to clinical trials in India up to $100,000. This reimbursement has been recorded as a receivable with a corresponding reduction of research & development expenses at June 30, 2009.  Until manufacturing is undertaken by Piramal, we will provide GMP drug product and API for use in clinical trials.

We currently have no source of revenue and have incurred significant losses to date. We have incurred net losses of approximately $13,946,000 for the cumulative period from inception (May 1, 2007) through June 30, 2009. Our losses have resulted principally from costs associated with inbound technology licensing, clinical development expenses, general and administrative activities and costs related to our financing in May 2007. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies to the Unaudited Notes to Condensed Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions.

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

As of June 30, 2009, we had four active clinical trials for our two lead compounds:

•	NRX 4204 Phase I/II for solid tumor indications, at two sites in the U.S. with 16 patients enrolled
•	NRX 4204 Phase II for Mesothelioma at two sites in the U.S. with six patients enrolled
•	NRX 4204 Phase II for Non-Small Cell Lung Cancer (“NSCLC”) at five sites in the U.S. with eight patients enrolled
•	NRX 5183 Phase II for Relapsed Acute Promyelocytic Leukemia (“APL”) at one site in the U.S. and one site in Mexico and four sites in India with 1 patient enrolled.

Future potential clinical trials include:
•	Phase IIB controlled study of NRX 4204 in combination with chemotherapy in first-line NSCLC patients
•	Phase II study of NRX 5183 in combination with chemotherapy in Acute Myeloid Lukemia (“AML”) patients

As of June 30, 2009, Piramal was in the planning stage with respect to its participation in NRX 5183 clinical trials in India.

On August 6, 2009, we decided to suspend patient accruals under our U.S. clinical trials for both lead compounds in order to preserve cash reserves, and to await preliminary data from patients already accrued and planned clinical trials in India.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

General and Administrative Expenses.

General and administrative expenses were approximately $513,000 during the three months ended June 30, 2009, as compared to approximately $555,000 incurred during the three months ended June 30, 2008 or a decrease of approximately $42,000. General and administrative expenses consist primarily of employee compensation and legal costs involved in our regulatory filings and legal costs incurred in connection with general corporate matters, adoption of a Stockholder Rights Plan and other contracting matters. G&A costs also include insurance, payroll costs of and benefits for all employees, costs related to Board meetings and share-based compensation expense related to option issuances to Board members and general and administrative employees and consultants. The approximately $42,000 net decrease in total G&A expenses, resulted from an aggregate of approximately $95,000 cost increases, offset by $137,000 in cost reductions. The approximately $95,000 in cost increases consisted primarily of approximately $45,000 in legal fees related to adoption of the Stockholder Rights Plan and related regulatory filings and , $47,000 from the quarterly payment of cash compensation to independent directors  based on a compensation plan adopted in the second quarter of 2008 including newly staffed audit committee fees, and an approximate $3,000 increase in other G&A expenses. These cost increases were offset by approximately $137,000 in expense reductions consisting in reductions of approximately $90,000 from the termination of the consulting contract with an affiliate in October, 2008, and $47,000 from the termination of our investor relations firm in Q4 2008.

On June 8, 2009, we awarded options to purchase 50,000 shares of common stock to a new director at an exercise price of $0.45 per share. The options vest fully upon grant. The options have a five year term which shall be extended to six months following termination if the director continues to be providing services on the fifth anniversary of the grant, but not beyond ten years from the date of grant. The fair value of the option award estimated on the date of grant using the Black-Scholes option pricing model was $12,000. The option value is amortized over  a 12 month  period, of which $1,000 was charged to expense as a general and administrative cost during the three months ended June 30, 2009.

Research and Clinical Development Expenses.

Research and clinical development (“R&D”) expenses were approximately $574,000 during the three months ended June 30, 2009, as compared to approximately $698,000 incurred during the three months ended June 30, 2008 or a decrease of approximately $124,000.

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

During the three months ended June 30, 2009, we recognized a $100,000 receivable and an offsetting reduction in research and development expenses for the reimbursement to us under the Piramal Agreement

Our R&D expenses for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 were related to the following activities:

	Three Months Ended June 30, (In thousands)
	2009	2008
Direct clinical trials costs	$60	$109
Drug development and manufacturing	219	136
R&D compensation, including share based compensation	201	148
Other R&D costs, net of reimbursement	94	305
Total	$574	$698

Direct clinical trial costs decreased by approximately $49,000 compared to the same quarter of 2008. The decrease is due principally to the reduction in rate of enrollment in the Phase I clinical trial for NRX4204, and slower than expected patient accruals for other U.S. clinical trials. Drug development and manufacturing costs increased approximately $83,000, primarily attributable to stability studies and readying sufficient quantities of GMP drug product for NRX 4204 for clinical trials. R&D compensation costs increased approximately $53,000 as a result of an increase in staff and share-based compensation. Other R&D costs decreased by $211,000, related primarily to the recognition of the $100,000 reimbursement receivable under the Piramal Agreement, and continuing reduction in legal costs and annuity payments on the licensed technology portfolio as a result of eliminating non-critical cases from the portfolio.

Interest Income.

Interest income consisted primarily of income from certificates of deposits and savings and amounted to approximately $11,000 and $67,000 for the three months ended June 30, 2009 and 2008, respectively. The decrease was due to lower cash balances and lower interest rate yields in the current quarter.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

General and Administrative Expenses.

General and administrative expenses were approximately $1,451,000 during the nine months ended June 30, 2009, as compared to approximately $1,506,000 incurred during the nine months ended June 30, 2008 or a decrease of approximately $55,000. An aggregate of approximately $386,000 of this decrease was attributable to expense reductions consisting of approximately $240,000 from the termination of the consulting contract with an affiliate in October, 2008, $93,000 from the termination of our investor relations firm in Q4 2008, and $53,000 reduction in travel expenses related to investor relations activities. These expense reductions were partially offset by an aggregate of $331,000 in cost increases consisting of approximately $92,000 in share-based compensation expense primarily attributable to the effect during the period of the options re-pricing on March 6, 2009, $97,000 from the payment of cash compensation to independent directors (based on a compensation plan adopted in the second quarter of 2008), increased legal costs of approximately $87,000, primarily attributable to the negotiation and documentation of the amended license with Vitae, the negotiation and documentation of the Piramal Agreement, costs in connection with the annual shareholders meeting in February 2009, and adoption of the Stockholder Rights Plan during the quarter, and a net increase of  $55,000 other general and administrative expenses.

Research and Clinical Development Expenses.

Research and clinical development (“R&D”) expenses were approximately $2,250,000 during the nine months ended June 30, 2009, as compared to approximately $5,198,000 incurred during the nine months ended June 30, 2008 or a decrease of approximately $2,948,000.  Research and clinical development costs for the nine months ended June 30, 2009 were reduced by the recognition of a $100,000 receivable for cost reimbursements due under the Piramal Agreement.

Our R&D expenses for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008 were related to the following activities:

	Nine Months Ended June 30, (In thousands)
	2009	2008
Direct clinical trials costs	$300	$180
Drug development and manufacturing	705	413
R&D compensation, including share based compensation	590	368
In-process R&D costs	225	3,513
Other R&D costs, net of reimbursement	430	724
Total	$2,250	$5,198

Clinical trial costs increased by approximately $120,000 compared to the same nine months of 2008. The increase is due principally to regulatory filings including protocol submissions with governing ethics committees for proposed Phase II clinical trial sites in India and Mexico, negotiation of related contracts, and initiation of the drug trial in India. Drug development and manufacturing costs increased approximately $292,000, primarily attributable to readying sufficient quantities of GMP drug product for clinical trials. R&D compensation costs increased approximately $222,000 as a result of an increase in staff, and the impact of option re-pricing in March 2009. In-process R&D costs decreased $3,288,000, of which $3,513,000 related to a milestone license payment made during the nine months ended June 30, 2008, offset by $225,000 in additional costs incurred during the nine months ended June 30, 2009 in connection with the amendment of the Vitae license. Other R&D costs decreased by $294,000, related primarily to the reduction in legal costs and annuity payments on the licensed technology portfolio as a result of eliminating non-critical cases from the portfolio.

Interest Income.

Interest income consisted primarily of income from savings, certificates of deposit, and investment in United States Treasury Bills, and amounted to approximately $48,000 and $347,000 for the nine months ended June 30, 2009 and 2008, respectively. The decrease was due to lower cash balances and lower interest rate yields during the current period.

Revenues.

Cancer therapeutics

We had no revenues and we do not anticipate that we will derive any revenues from either product sales or licensing from clinical development of our cancer therapeutic lead compounds during the foreseeable future. We agreed to pay Allergan (and any cross licensors), the original licensor of the compounds discussed above under “Overview”, and Vitae specified revenue percentages of the Company’s net sales of products based on the licensed technology. The percentages vary from product to product, but when combined may total as much as 12% of the Company’s net sales. The Company must meet certain development milestones under the original license agreements with the existing licensors in order to maintain the rights to the licensed products.

Point of Care diagnostics

Our QN Diagnostics joint venture with QuantRx is expected to begin generating revenues during our next fiscal year ending September 30, 2010.  Revenues are expected to be generated from manufacturing of lateral flow products for third parties, manufacturing and sale of proprietary lateral flow products, and from licensing.  QN Diagnostics is obligated under a license for certain optics technology to pay royalties to the licensor of two percent (2%) of net sales on lateral flow products incorporating that technology.

Liquidity

Although we held approximately $7.9 million in cash and cash equivalents at June 30, 2009; giving effect to the $5.0 million investment in the QN Diagnostics and the 5,000,000 common share buy-back for $250,000 occurring subsequent to the end of the quarter, there was approximately $2.7 million in cash and cash equivalents remaining. After cost cutting measures currently being implemented with respect to our oncology clinical development activities in the U.S., we should have sufficient funds for operating costs for the next twelve months. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of its oncology focused pharmaceutical products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company.

The decrease in cash and cash equivalents for the nine months ended June 30, 2009 of approximately $3.4 million was primarily caused by a cash loss from operations. There were no significant cash flows from financing or investing activities during the same period.

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

 Joint Venture

Subsequent to the balance sheet on July 30, 2009, we formed a 50/50 joint venture with QuantRx Biomedical Corporation called QN Diagnostics, LLC where we invested $5.0 million cash and QuantRx contributed its lateral flow and optics intellectual property for the joint development of point of care diagnostic products for human, forensic and veterinary use valued at approximately $5.5 million.  It is anticipated that this initial capital investment will be sufficient to fund the planned operations of QN Diagnostics through cash flow; however, there can be no assurance that additional funds will not be required.  Both we and QuantRx share jointly in the obligation to raise additional capital if needed, although QuantRx is obligated to provide the first $700,000 of any such funds.

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

NURX PHARMACEUTICALS, INC.

August 13, 2009	By: /s/ Harin Padma-Nathan
Name: Harin Padma-Nathan
Title: Chief Executive Officer
(Principal Executive Officer)

August 13, 2009	By: /s/ Steven Gershick
Name: Steven Gershick
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Form 10-Q
Three months ended June 30, 2009

Exhibit Number	Description

3.6	Bylaws, as amended and restated effective June 1, 2009 (incorporated by reference to the Company’s Current Report on Form 8−K filed on June 5, 2009)
4.1
Stockholder Rights Agreement, dated as of June 1, 2009, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Certificate of Designation of Series C Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Form of Summary of Rights (Exhibit C) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on June 5, 2009)

4.2
Certificate of Designation of Series C Preferred Stock, as filed with the Secretary of State for the State of Nevada (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A filed on June 5, 2009)

10.6.1	Amendment to Employment Agreement between the Company and Dr. Rosh Chandraratna (incorporated by reference to the Company’s Current Report on Form 8−K filed on April 21, 2009)
10.7.1	Amendment to Employment Agreement between the Company and Dr. Harin Padma-Nathan (incorporated by reference to the Company’s Current Report on Form 8−K filed on April 21, 2009)
10.8.1	Amendment to Consulting Agreement between the Company and SOQ Inc. (incorporated by reference to the Company’s Current Report on Form 8−K filed on April 21, 2009)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.