Form 10-K
period 2009-09-30
NURX PHARMACEUTICALS, INC.
filed 2009-12-29
CIK 1174228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009

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
☐  Yes  ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing price of the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing price of registrant’s common stock of $0.49 per share, at March 31, 2009, was approximately $7,700,000.  For this purpose, the 7,743,172 shares of directors, executive officers and certain other shareholders have been excluded. This calculation does not reflect the impact of the Registrant’s amendment of its Bylaws, effective September 22, 2009, to adopt Sections 78.378 to 78.3793 of the Nevada Revised Statutes which impose voting restrictions on stockholders acquiring more than 20% of the Registrant’s voting stock.

As of December 18, 2009, 23,444,234 shares of common stock were outstanding.

Documents incorporated by reference

Document Description	10-K Part III
Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of September 30, 2009 are incorporated by reference into Part III of this report.
Items 10, 11, 12, 13, 14

TABLE OF CONTENTS

		Page

PART I		1

ITEM 1	DESCRIPTION OF BUSINESS	1

ITEM 1A.	RISK FACTORS	10

ITEM 1B	UNRESOLVED STAFF COMMENTS	26

ITEM 2	PROPERTIES	26

ITEM 3	LEGAL PROCEEDINGS	26

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

PART II		27

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	27

ITEM 6.	SELECTED FINANCIAL DATA	28

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	28

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	35

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	35

ITEM 9A.	CONTROLS AND PROCEDURES	35

ITEM 9B.	OTHER INFORMATION	36

PART III		36

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	36

ITEM 11.	EXECUTIVE COMPENSATION	36

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	35

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	35

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	35

PART IV		35

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	35

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

Company Overview

NuRx Pharmaceuticals Inc. (“NuRx”) has historically been an early stage research and development biopharmaceutical company with a focus on oncology products (leukemia and lung cancer). The combination of (1) the current suboptimal conditions for new financing of a pure early stage, oncology-focused research and development biotech company and (2) the slower than expected recruitment in our U.S. clinical trials with its resultant delays in delivery of Phase II data has recently caused us to carefully re-evaluate our options.  On August 6, 2009, we suspended patient accruals under all four of our active U.S. clinical trials in order to reserve cash for other diversification opportunities, and to await preliminary data from patients already accrued and planned clinical trials in India.  Implementation for the Mexico clinical trials was also suspended.  As of September 30, 2009, we had a single active clinical trial for our lead compound, NRX 5183 (the “Lead Compound”) Phase II for Relapsed Acute Promyelocytic Leukemia (“APL”) being conducted in collaboration with Piramal Life Sciences, Limited (“Piramal”) at five sites in India with one patient enrolled.  The patient subsequently withdrew consent and exited the study.

In addition, we determined that we needed to expand our interests to broader areas of life sciences with products that offer a near term revenue stream to support the research and development programs. We examined a number of options in the medical diagnostics arena and ultimately focused on Point-of-Care diagnostics in human and veterinary medicine. On July 30, 2009, we invested $5,000,000 into a newly formed 50/50 joint venture with QuantRx Biomedical Corporation (“QuantRx”). The joint venture, called QN Diagnostics, LLC, a Delaware limited liability company (“QN Diagnostics”, “QND” or the “Joint Venture”), was formed to commercialize Point-of-Care diagnostic tests. The joint venture products will be focused on QuantRx’s proprietary lateral flow and optics technologies (whereby a sample of saliva, urine, or whole blood moves across a solid platform to interact with a reagent to produce colorimetric or other changes that can be measured qualitatively or quantitatively) and Point-of-Care delivery of data through novel and inexpensive readers.  We believe that the combination of QuantRx intellectual property with the capital, management and management expertise of NuRx will enable a rapid acceleration of product delivery and the near term generation of revenues.  As we continue to evolve and broaden our life sciences focus, we expect the QN Diagnostics joint venture to become a critical part of our health care portfolio.

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

QN Diagnostics Joint Venture

Joint Venture Agreement

On July 30, 2009, we entered into a Contribution Agreement (the “Contribution Agreement”) with QuantRx.  Pursuant to the Contribution Agreement, QuantRx contributed intellectual property and other assets related to its lateral flow strip technology and related lateral flow strip readers into the Joint Venture.

NuRx and QuantRx have also entered into a Limited Liability Company Agreement which governs the Joint Venture (the “LLC Agreement”).  Under the terms of the LLC Agreement, NuRx contributed $5,000,000 in cash to the Joint Venture.  Following the respective contributions by NuRx and QuantRx to the Joint Venture, NuRx and QuantRx each held a 50% interest in the Joint Venture.  The purpose of the Joint Venture is to research, develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers (the “Lateral Flow Products”).

Under the terms of the LLC Agreement, upon the consummation of the transactions contemplated by the Contribution Agreement, the Joint Venture made a $2,000,000 cash distribution to QuantRx.  In addition, subject to certain exceptions, NuRx, at its sole election, will be entitled to a distribution of up to $1,500,000 from the Joint Venture (the “NuRx Distribution”) which must be repaid by NuRx within thirty days after the Joint Venture meets certain milestone events.

The Joint Venture is managed by a board of directors (the “JV Board”) consisting of two NuRx designees, two QuantRx designees and an independent designee mutually selected by QuantRx and NuRx.  Subject to certain exceptions, JV Board decisions are made by majority vote, provided that NuRx and QuantRx have veto rights with respect to certain matters.

Pursuant to the LLC Agreement, each member is required to make sustaining capital contributions from time to time as the JV Board determines is necessary.  Sustaining capital contributions will be made by NuRx and QuantRx on an equal basis, provided however that QuantRx solely is responsible for making a sustaining capital contribution with respect to the first $700,000 determined to be required by the JV Board, and thereafter, NuRx solely will be responsible for making a sustaining capital contribution to the extent of any unpaid amount of the NuRx Distribution.

QuantRx and the Joint Venture have also entered into a Development and Services Agreement, pursuant to which the Joint Venture has agreed to pay a monthly fee to QuantRx in exchange for QuantRx providing all services, equipment and facilities related to the research, development, regulatory approval and commercialization of the Lateral Flow Products.  The current monthly fee being paid to QuantRx is $250,000. If the Joint Venture fails to reach certain milestone events, the Joint Venture will no longer be obligated to make the monthly payments.  All work product performed under the Development and Services Agreement is the sole property of the Joint Venture.

Each of NuRx and QuantRx have agreed not to compete with the Joint Venture with respect to the research, development and commercialization of Lateral Flow Products until (i) the earlier of the expiration of the LLC Agreement or (ii) the date on which the Joint Venture ceases to carry on the research, development and commercialization of Lateral Flow Products.

In connection with the entering into of the Joint Venture, NuRx received two warrants to purchase 2,000,000 shares of QuantRx common stock, or an aggregate of 4,000,000 shares of QuantRx common stock.  The warrants have a net issuance feature and expire on July 30, 2014.  The warrants have an exercise price of $0.50 and $1.25, respectively.

Lateral Flow Strip Technology

As part of the Contribution Agreement, the Joint Venture acquired a patented RapidSense technology developed by QuantRx – a one-step lateral flow test with unique features such as: positive read indication for drugs-of-abuse, improved sensitivity, and the ability to read both large and small molecules. The rapid, disposable, and Point-of-Care diagnostic technology is ideal for collection of either urine or oral fluids. The Joint Venture also acquired a patent to an innovative oral fluid collection device specifically designed for its RapidSense technology. This distinctive collection device has applications in the growing market of oral sample collections for issues ranging from drug-abuse testing, gathering biological evidence for criminal investigation, and screening for numerous communicable diseases including HIV/AIDS and other STDs.

The device incorporates a removable barrier that prevents test chemicals from washing into the oral cavity during the collection process, and allows the controlled start of the test or tests within the device. Because the device is designed for either single or multiple tests using the same sample, it is ideal for emerging drugs-of-abuse analyses and testing for a range of communicable diseases. The patented technology has a feature that provides a more secure "chain of custody" system, helping to ensure the identity and integrity of a specimen from collection through the reporting of test results.

The Joint Venture also acquired intellectual property related to a unique, quantitative, Point-of-Care optical reader to be used with its RapidSense technology. This technology, when coupled with RapidSense, would allow for the transfer of key laboratory tests to be performed at the Point-of-Care and would provide economical and efficient laboratory quality results.

In October 2007, the United States Food and Drug Administration (FDA) granted 510(k) clearance to QuantRx on its Follicle Stimulating Hormone (FSH) lateral flow immunoassay test for FSH at 10ng/ml. This female fertility test is a one-step lateral flow device that determines ovarian reserve indirectly by measuring FSH in first morning urine.  The Joint Venture will explore the feasibility of developing a male fertility test.

In 2008, QuantRx filed four 510(k) applications with the FDA for the RapidSense urine based drugs-of-abuse test product line and to date, the FDA has granted clearance on three of these applications. The Joint Venture has numerous additional RapidSense-based products in its 510(k) development pipeline, and anticipates additional 510(k) applications as funding provides. With the validation of the technology, the Joint Venture is exploring the economic viability of developing additional tests for drugs-of-abuse, as well as tests for infectious disease and cardiac markers.  The clearance on urine-based tests also sets the stage for development of saliva based tests.

Competition

The Point-of-Care diagnostics industry is highly competitive and characterized by rapid and significant technological change. Significant competitive factors in this industry include, among others, product efficacy and safety; the timing and scope of regulatory approvals; the government reimbursement rates for and the average selling price of products; the availability of raw materials and qualified manufacturing capacity; manufacturing costs; intellectual property and patent rights and their protection; and sales, marketing and distribution capabilities.

The Joint Venture faces, and will continue to face, competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions. Some of these organizations, including Inverness Medical Innovations, Inc. and Quidel Corporation, are pursuing products based on technologies similar to the lateral flow strip technology. These organizations have developed and are currently marketing products, and are pursuing other technological approaches designed to produce products that compete with the JointVenture’s product candidates.

Any product candidates that the Joint Venture successfully develops, which are cleared for sale by the FDA or similar international regulatory authorities in other countries, may compete with competitive products currently being used or that may become available in the future. Many of the Joint Venture’s competitors have substantially greater capital resources than the Joint Venture has, and greater capabilities and resources for research, conducting preclinical studies and clinical trials, regulatory affairs, manufacturing, marketing and sales. As a result, the Joint Venture may face competitive disadvantages relative to these organizations should they develop or commercialize a competitive product.

Manufacturing

All manufactured products are produced under the Development and Services Agreement with QuantRx.

Intellectual Property Rights and Patents

The Joint Venture’s technology portfolio includes RapidSense Point-of-Care diagnostic products based on core intellectual property related to lateral flow techniques for the consumer and healthcare professional markets.  The Joint Venture currently has 12 patents related to Point-of-Care diagnostic technology.  The Joint Venture also holds numerous trademarks.

Patents and other proprietary rights are an integral part of the Joint Venture’s business. It is the Joint Venture’s policy to seek patent protection for its inventions and also to rely upon trade secrets and continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

However, the patent positions of the Joint Venture involve complex legal and factual questions and, therefore, their enforceability cannot be predicted with any certainty. The Joint Venture’s issued patents, those licensed to the Joint Venture, and those that may be issued to the Joint Venture in the future may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide the Joint Venture with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, the Joint Venture’s competitors may independently develop similar technologies or duplicate any technology developed by the Joint Venture. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of the Joint Venture’s product candidates can be approved for sale and commercialized, the Joint Venture’s relevant patent rights may expire or remain in force for only a short period following commercialization. Expiration of patents the Joint Venture owns or licenses could adversely affect our ability to protect future product development and, consequently, our operating results and financial position.

Regulatory Requirements

The Joint Venture’s product candidates and manufacturing activities are subject to regulation by the FDA, and by other federal, state, local and foreign regulatory authorities. Pursuant to the Food, Drug, and Cosmetic Act of 1938, commonly known as the FD&C Act, and the regulations promulgated under it, the FDA regulates the research, development, clinical testing, manufacture, packaging, labeling, storage, distribution, promotion, advertising and sampling of medical devices and medical imaging products. Before a new device or pharmaceutical product can be introduced to the market, the manufacturer must generally obtain marketing clearance through a section 510(k) notification, through a Premarket Approval (PMA), or NDA.

In the United States, medical devices intended for human use are classified into three categories, Class I, II or III, on the basis of the controls deemed reasonably necessary by the FDA to assure their safety and effectiveness with Class I requiring the fewest controls and Class III the most controls. Class I, unless exempted, and Class II devices are marketed following FDA clearance of a Section 510(k) premarket notification. Since Class III devices (e.g., a device whose failure could cause significant human harm or death) tend to carry the greatest risks, the manufacturer must demonstrate that such a device is safe and effective for its intended use by submitting a PMA application. PMA approval by the FDA is required before a Class III device can be lawfully marketed in the United States. Usually, the PMA process is significantly more time consuming and costly than the 510(k) process.

The U.S. regulatory scheme for the development and commercialization of new pharmaceutical products can be divided into three distinct phases: an investigational phase including both preclinical and clinical investigations leading up to the submission of an NDA; a period of FDA review culminating in the approval or refusal to approve the NDA; and the post-marketing period.

In addition, the FD&C Act requires device manufacturers to obtain a new FDA 510(k) clearance when there is a substantial change or modification in the intended use of a legally marketed device, or a change or modification, including product enhancements, changes to packaging or advertising text and, in some cases, manufacturing changes, to a legally marketed device that could significantly affect its safety or effectiveness. Supplements for approved PMA devices are required for device changes, including some manufacturing changes that affect safety or effectiveness, or disclosure to the consumer, such as labeling. For devices marketed pursuant to 510(k) determinations of substantial equivalence, the manufacturer must obtain FDA clearance of a new 510(k) notification prior to marketing the modified device. For devices marketed with PMA, the manufacturer must obtain FDA approval of a supplement to the PMA prior to marketing the modified device. Such regulatory requirements may require the Joint Venture to retain records for up to seven years, and be subject to periodic regulatory review and inspection of all facilities and documents by the FDA.

The FD&C Act requires device manufacturers to comply with Good Manufacturing Practices regulations. The regulations require that medical device manufacturers comply with various quality control requirements pertaining to design controls, purchasing contracts, organization and personnel, including device and manufacturing process design, buildings, environmental control, cleaning and sanitation; equipment and calibration of equipment; medical device components; manufacturing specifications and processes; reprocessing of devices; labeling and packaging; in-process and finished device inspection and acceptance; device failure investigations; and record keeping requirements including complaint files and device tracking. Joint Venture personnel and non-affiliated contract auditors periodically inspect the contract manufacturers to assure they remain in compliance.

The Joint Venture’s Portland, Oregon, facility is in compliance with current FDA requirements.

Drug Development Activities

Vitae License Agreement

On May 11, 2007, we entered into a license agreement with Vitae, a privately held company, under which we have acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and technology for all human and veterinary use, including three clinical or pre-clinical stage therapeutic compounds.  Such technologies represent nearly 20 years of research and development work in the fields of retinoids, rexinoids, cancer biology, medicinal chemistry, manufacturing, pre-clinical and clinical drug development.  The opportunities are four-fold: (1) a leukemia therapy that is based on established mechanisms of action that is a more selective entrant into an established class of cancer therapy, (2) an early candidate for solid tumors (particularly lung and breast cancer), (3) a novel therapeutic approach to addressing the impact of chemotherapy associated neutropenia (a large, well established therapeutic need) and (4) a large library of other retinoid and rexinoid compounds that represent an internal pipeline.

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

On December 31, 2008, we entered into an amendment of our May 11, 2007 license with Vitae for the license of additional compounds directed at dermatological therapeutic applications. We agreed to make a cash payment of $125,000 and to issue 50,000 shares of common stock valued at $2.00 per share upon execution of the license amendment. These costs have been charged to expense as in-process research and development for the year ended September 30, 2009.

Lead Compound

We have been focusing our drug development efforts on our Lead Compound NRX 5183 which will be developed for the treatment of leukemia.  On March 6, 2009, we entered into a development and commercialization agreement (the “Piramal Agreement”) with Piramal with respect to our Lead Compound.

Piramal is a pharmaceutical company listed on the Indian National Stock Exchange and the Bombay Stock Exchange and which was recently demerged from Piramal Healthcare Limited. Pursuant to the Piramal Agreement, Piramal has the exclusive right to develop, manufacture and exploit the technology related to our Lead Compound within India at its sole expense. We obtain the clinical data developed by Piramal for use in registration in countries outside of India. Piramal will also reimburse us for development expenses incurred with regard to clinical trials in India up to $100,000.  Until manufacturing is undertaken by Piramal, we will provide clinical grade drug product for use in clinical trials.

Except with respect to the clinical trials in India conducted in collaboration with Piramal, we have suspended patient enrollment in all other clinical trials.  We will, however, maintain our intellectual property with respect to our key compounds.

The following activities with respect to NRX195183 have been completed:

•	Received approval from Drug Controller General (India) to conduct the Phase II trial, and

•	Received Ethics Committee approval and opened five sites in India.

Based on patent protection, which specifically covers the Lead Compund as a new chemical entity (“NCE”), we believe that this compound has a generic competition-free product life until 2020.

Other Key Compounds

•
NRX194204 – we had previously been testing NRX194204 for safety in cancer patients in a Phase I/IIa clinical trial and in Phase II trials for non small cell lung cancer and mesothelioma.  We suspended our clinical trials with respect to this compound on August 6, 2009.

•
NRX194310 –  this compound is derived from a discovery program directed towards treatments for chemotherapy-induced neutropenia (low white cell count).   Further development of this compound is not currently budgeted.

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

Commercial Markets

Because we are a development stage company, it is unclear what commercial markets may be available for the products we develop, if any. We plan to make progress towards individualized medicine in collaboration with Piramal allowing development of designer drugs for precise disease causation and to produce drugs that are cost effective thus allowing population at large to gain their benefits. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development due to harmful side effects or other characteristics that indicate they are unlikely to be effective drugs. While our research may lead to marketable products, we are unable to measure such marketability in commercial terms at this time.

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
Employees

During the year ended September 30, 2009, we terminated our clinical and pre-clinical development staff.  As of September 30, 2009, we had three full time employees, our chief executive officer, our chief scientific officer and our chief financial officer, and one part-time employee.  On October 3, 2009, our chief scientific officer’s employment was terminated and substituted with an hourly consulting agreement.  We do not expect significant changes in the number of our employees over the next year.

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

Hunter World Markets, Inc. acted as the exclusive placement agent in the private placement offering, and received a fee of $2,012,500 (approximately 10% of the gross proceeds) and two six-year warrants 3,075,000 shares of the Company’s common stock at an exercise price of $4.00 per share on a post-split basis. These warrants expire in 2013. Hunter World Markets, Inc. also loaned us $125,000 at an interest rate of 6% per annum. This loan together with accrued interest and a loan fee of $12,500 was repaid from the proceeds of the private placement.

In connection with the private offering, stockholders who had acquired our common stock prior to April 27, 2007 canceled an aggregate 1,939,750 shares of common stock on a post-split basis in consideration for an aggregate amount of $750,000.

During the period between May 30, 2007 and June 27, 2007, we sold an aggregate 250,000 shares of our common stock at a price of $2.00 per share on a post-split basis and received aggregate proceeds of $500,000. In connection with the aforementioned sales, Hunter World Markets received a commission of 5% on half the gross proceeds and received a six-year warrant to purchase common stock equal to 75,000 shares at an exercise price of $4.00 per share on a post-split basis.

We do not currently anticipate that we will derive any revenues from either product sales or licensing with respect to out drug development in the near future.  We do not have any bank credit lines and have financed all of our prior operations through the sale of securities.  The estimated cost of completing the development of our current products and of obtaining all required regulatory approvals to market those products is substantially greater than the amount of funds we currently have available.   We will seek to obtain additional funds through various financing sources, including possible sales of our securities, and through strategic alliances or business combinations with other pharmaceutical or biopharmaceutical companies, but there is no assurance that we will be able to obtain any additional funding from any potential financing sources, or create any such alliances or combinations, or that the terms under which we would obtain any funding will be sufficient to fund our operations.

SEC FILINGS; INTERNET ADDRESS

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports with the SEC.  Our filings are available through the SEC Web-site, www.sec.gov, and at the SEC Public Reference Room at 100 F Street, NE Washington DC 20549. For more information about the SEC Public Reference Room, you can call the SEC at 1-800-SEC-0330.

MANAGEMENT

OUR EXECUTIVE OFFICERS

The following table sets forth the name, age and position held by each of our executive officers.

Name	Age	Position
Dr. Harin Padma-Nathan	53	Director, President and Chief Executive Officer
Steven Gershick	54	Chief Financial Officer

The following summarizes the backgrounds of our current executive officers.

Harin Padma-Nathan, MD has been the president and Chief Executive Officer of the Company since May 2007 and has served as a director since June 2007. He also has been Chief Scientific Officer at Insyght Interactive, a medical communications company, since 2004. Dr. Padma-Nathan has been a Clinical Professor of Urology at the Keck School of Medicine of the University of Southern California since 1995, and has also been involved in numerous clinical research studies from 1994 to 2006, including erectile dysfunction (Principal Investigator for Viagra as well as other compounds listed in CV), Hypertension, BPH, Incontinence, Coronary Artery Disease, Female Sexual Dysfunction, and Prostate Cancer. His publications include two in the New England Journal of Medicine.

Steven Gershick, CPA was appointed as the Chief Financial Officer of the Company by the Board of Directors in September 2007. Mr. Gershick has served as a consultant to the Company since June 2007. Mr. Gershick is also the Chief Financial Officer of Santa Monica Capital Partners and a financial and securities regulation consultant to Santa Monica Media Corporation. Prior to such positions, he served as Chief Financial Officer of PrimeGen Biotech, LLC, a stem cell research company, since 2004, and as a financial and securities regulation consultant for St. Cloud Capital Partners, LP, an SBIC providing mezzanine financing to middle market companies, since 2006. From 2002 until 2005, Mr. Gershick served as a financial and securities regulations consultant for Amazing Global Technologies, Ltd. and as Chief Financial Officer of Case Financial, Inc. Prior to such engagements, Mr. Gershick served as President and Chief Executive Officer of Spatializer Audio Laboratories, Inc. and its operating subsidiaries from 1992 to 1998. Mr. Gershick has been a certified public accountant since 1979.

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

RISKS RELATED TO OUR BUSINESS

Because we have incurred significant losses to date and have limited funds to support our operations, our management has raised substantial doubt about our ability to continue our business.

We have limited funds to support our operations, and neither we nor our Joint Venture have generated revenues from operations.  We have historically financed our operations primarily through issuances of equity securities.  If we are to continue our pharmaceutical development activities, we will need to raise additional funds.  In addition, the Joint Venture will require additional funding to complete the development and launch of its initial products, which both venture partners are mutually obligated to provide. As a result, management believes that given the current economic environment and the continuing need to strengthen our cash position, there is substantial doubt about our ability to continue as a going concern.

Management believes that the successful growth and operation of our business is dependent upon our ability to obtain adequate sources of debt or equity financing to (i) wind down the U.S. clinical trials and adequately support our clinical development partner in India; (ii) fund our share of future additional development costs of the Joint Venture; and (iii) manage or control working capital requirements by further reducing operating expenses. There can be no assurance that we will be successful in achieving our long-term plans as set forth above, or that such plans, if consummated, will enable us to obtain profitable operations or continue in the long term as a going concern.

We will be required to pursue sources of additional capital to fund our operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing.

Our future capital requirements will depend on many factors, including:

•	the capital requirements of the Joint Venture;

•	the timing of product introductions by the Joint Venture;

•	the magnitude of the Joint Venture’s and our research and development programs;

•	progress with clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and pursuing patent applications and enforcing patent claims;

•	competing technological and market developments;

•	the establishment of additional strategic alliances;

•	the cost of commercialization activities and arrangements, including manufacturing of our product candidates; and

•	the cost of product in-licensing and any possible acquisitions.

Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial results. The significant downturn in the overall economy and the ongoing disruption in the capital markets has reduced investor confidence and negatively affected investments. As a result, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, we may be required to cease operations and we may be unable to meet our obligations to fund the Joint Venture.

Neither we nor the Joint Venture may be successful in our respective efforts to develop commercially viable products.

Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. We are seeking to develop Lateral Flow Products through the Joint Venture, as well as develop products for the treatment of acute myeloid leukemia through our clinical trials in collaboration with Piramal.

Although we have identified potential product candidates in the areas of Point-of-Care diagnostics through the Joint Venture and products for treatment of acute myeloid leukemia, the work needed to demonstrate their commercial viability is at a very early stage.  The follow-up research needed to demonstrate the viability of the product is costly and time-consuming, and may reveal that the product does not function as expected or that it is otherwise not commercially viable. It may take longer than current anticipated to develop potential product candidates.  During this time, a superior or equivalent products could emerge.

If either we or the Joint Venture are unable to confirm efficacy and safety of our product candidates through internal research programs, license suitable products or deliver technologies on acceptable business terms, our business prospects will suffer.  We cannot predict how long the development of investigational stage products will take or whether they will be medically effective.

Our Joint Venture with QuantRx  involves numerous risks.

We have entered into a joint venture agreement with QuantRx focused on the commercialization of medical diagnostic products.  The Joint Venture is subject to various risks that could adversely affect our results of operations.  These risks include the following:

•
our interests could diverge from QuantRx in the future or we may not be able to agree with QuantRx on ongoing manufacturing and operational activities, or on the amount, timing or nature of further investments in the Joint Venture;

•	due to financial constraints, QuantRx may be unable to meet their commitments to our Joint Venture and may pose credit risks for our transactions with them;

•	the terms of our Joint Venture arrangements may turn out to be unfavorable;

•	cash flows may be inadequate to fund increased capital requirements;

•	we may experience delays in obtaining any necessary regulatory approvals to market the medical diagnostic products produced by the Joint Venture;

•	we may experience difficulties and delays in ramping production of Joint Venture’s products; and

•	If our Joint Venture is unsuccessful, our business, results of operations or financial condition will be adversely affected.

Our efforts to redeem the shares held by DYVA Management Ltd. may not be successful.

On October 29, 2009, pursuant to the authority provided in the Bylaws and pursuant to Nevada Control Share Act ((the “Nevada Act”), we called for redemption of the entire 10,832,876 common share holding of DYVA Management Ltd. and its affiliates (“DYVA”), which such shares represent 46.2% of our total issued and outstanding shares.  Under the Nevada Act, we are entitled to call for redemption of DYVA’s shares at the average price paid by DYVA for its shares, which has been reported by DYVA to be for 833,298 Euros (approximately $1,231,000). On November 13, 2009, DYVA filed a complaint in the United States District Court, District of Nevada for declaratory and injunctive relief to halt the proposed redemption, In addition, the complaint seeks attorneys fees and costs to the extent permitted by law and any further and other relief the Court may deem proper.  We cannot assure you that we will be successful in our attempt to redeem the shares held by DYVA, or that our Board of Directors may elect to cease pursuing the redemption for business reasons.  In addition, regardless of merit or eventual outcome, the lawsuit filed by DYVA may cause a diversion of the Company’s management’s time and attention and the expenditure of legal fees and expenses.

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

We have limited experience conducting clinical trials.  Before obtaining regulatory approval for the sale of any of our potential products, we must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans.  Our Lead Compound has just entered Phase II clinical testing.  Clinical trials are expensive, time-consuming and may take years to complete.

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

Our clinical testing is based upon limited numbers of patients and a limited follow-up period.  Our Phase II clinical trial for our Lead Compound has opened in only five sites in India and enrolled only one patient who later withdrew consent and exited the study.  Results of later clinical trials that include more patients and more data points may not confirm favorable results from these early stage trials.  A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials.  If a larger population of patients does not experience positive results, or if these results are reproducible, our products may not receive approval from the FDA.  Failure to demonstrate the safety and effectiveness of our products in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

If we are unable to secure licenses to technologies or materials vital to our business, or if the rights to technologies that we have licensed terminate, our commercialization efforts could fail or be delayed.

Since our Lead Compound has been licensed to us, the failure to secure and maintain these licenses may cause the delay or termination of our development plans.  While we do not anticipate any challenges, unforeseen events can occur.  Intellectual property allowing for the exclusive development of therapies has a finite lifespan.  Prolonged delays in the successful development of therapies can lead to loss of exclusive, or even non-exclusive, marketing.  The development of our current clinical products is not subject to the need for additional licenses, however unforeseen blockades can occur. For instance, it may be necessary in the future for us to obtain additional licenses to avoid infringement of third-party patents.

If we were to materially breach our present license agreement or any future license or collaboration agreements, we could lose our ability to commercialize the related technologies, and our business could be materially and adversely affected.

We are party to intellectual property licenses and agreements which will be integral to our business.  Even once we have all necessary agreements and patent licenses in place to develop the compounds, subsequent unforeseen events may cause a deviation from our current business plan.  These licenses and agreements impose various research, development, due diligence, commercialization, sublicensing, royalty, indemnification, insurance and other obligations on us.  If we or our collaborators fail to perform under these agreements or otherwise breach obligations imposed by them, we could lose intellectual property rights that are important to our business.

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

The biotechnology and pharmaceutical industry is highly competitive and subject to rapid and profound technological changes.  Our present and potential competitors, and the Joint Venture’s competitors, include major pharmaceutical companies, as well as specialized biotechnology and life sciences firms in the United States and in other countries.  Most of these companies have considerably greater financial, technical and marketing resources than us.  Additional mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated in our competitors.  Our existing or prospective competitors may develop processes or products that are more effective than ours or may be more effective at implementing their technologies to develop commercial products faster.  Our competitors may succeed in obtaining patent protection and/or receiving regulatory approval for commercializing products before us.  Developments by our competitors may render our product candidates obsolete or noncompetitive.

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

Through our activities in the Joint Venture we face competition from other companies seeking to identify and commercialize Point-of-Care diagnostics, and from our drug development activities, we face competition from companies seeking to develop products for the treatment of leukemia. We also compete with universities and other research institutions engaged in research in these areas.  Many of our competitors have greater technical and financial resources than us.

Our ability to compete successfully is based on numerous factors, including, the cost effectiveness of and levels of reimbursement for any product we ultimately commercialize relative to competing products; the ease of use and ready availability of any product we bring to market; the side effects of our product and the relative speed with which we are able to bring any product resulting from our research to market in our target markets.

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

The scientific team is composed of individuals who have been involved in the development of the patents upon which the three initial target therapies are based.  The skill sets required to execute the development of therapies is dependent upon the unique skills, knowledge in the field, and knowledge around the specific technologies that represent the core of this business.  Skilled individuals who headed the discovery and development of many of our core programs, in particular Dr. Chandraratna, a consultant, is a crucial part of our drug development business.  In addition, Dr. William Fleming, Ph.D., Dr. Anthony Burgess-Cassler and Dr. Huiying Wang are a crucial part of the lateral flow business conducted by the Joint Venture.  The loss of any of these individuals, especially early in the life of our businesses can slow the progress.  Loss of one or more of these individuals may have a detrimental effect on our abilities to continue the development programs in a timely fashion.

Our dependence on collaborative relationships may lead to delays in product development, lost revenues and disputes over rights to technology.

Our business strategy depends to some extent upon the formation of research collaborations, development and services arrangements, and licensing and/or marketing arrangements.  Our current or any future collaborations or licensing arrangements ultimately may not be successful.  We currently have a license agreement with Vitae Pharmaceuticals, Inc. , as well as an agreement with Piramal to help us conduct our clinical trials in India.  The Joint Venture also has a Development and Services Agreement with QuantRx pursuant to which QuantRx provides research and development services related to the Lateral Flow Products. The termination of any collaboration or development agreement will result in the loss of any unmet development or commercial milestone payments, may lead to delays in product development and disputes over technology rights, and may reduce our ability to enter into collaborations with other potential partners.  In the event we breach any of these agreements, the third party may be entitled to terminate our agreement with them in the event we do not cure the breach within a specified period of time.  Any future collaborations, development or licensing arrangements may not be on terms favorable to us.

It may be necessary in the future for us to obtain additional licenses to avoid infringement of third-party patents.  Additionally, we may enter into license arrangements with other third parties as we build our product portfolio.  We do not know the terms on which such licenses may be available, if at all.

We depend on Piramal to support our clinical trials in India.  The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs.  If independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, it may delay or prevent the approval of our FDA (U.S.) and DGCI (India) applications and our introduction of new drugs.  Piramal may play a significant role in the conduct of the trials and the subsequent collection and analysis of data.  Failure of Piramal to meet its obligations could adversely affect clinical development of our products.  Moreover, Piramal may also have relationships with other commercial entities, some of which may compete with us.  If Piramal assists our competitors at our expense, it could harm our competitive position.

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

Before we can market our lead product candidate or any future product candidates, and before the Joint Venture can market the Lateral Flow Products, governmental approval or market clearance must be obtained  for each product candidate, the application and receipt of which is time-consuming, costly and uncertain.

Our lead product candidate and any future product candidates that we will be developing, including Lateral Flow Products developed by the Joint Venture for human use, will require approval or market clearance of the FDA before they can be marketed in the United States. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current or proposed product candidates in other countries. We cannot predict whether we will obtain approval for any of our product candidates.

The process for filing and obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome.  The historical failure rate for companies seeking to obtain FDA approval of therapeutic products is high.  This process includes conducting extensive preclinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions to our proposed product candidates by patients in the trials and changes in the FDA’s requirements for our testing during the course of that testing. The FDA may require additional preclinical which could necessitate significant expenditures that we have not budgeted and which could significantly delay the commencement of clinical trials.  The formulation of our product have not been previously tested in patients, and we may encounter unexpected and adverse immune responses or other side effects in the patients whom we test our products.

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

Since our lead product candidate and the Lateral Flow Products  utilize new or different mechanisms of action and in some cases there may be no regulatory precedents, conducting clinical trials and obtaining regulatory approval may be difficult, expensive and prolonged, which would delay any commercialization of our products.

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

There are extensive state, federal and foreign laws and regulations applicable to pharmaceutical companies engaged in the discovery, development and commercialization of medicinal products and for medical diagnostics products intended for human use.  There are laws and regulations that govern areas including financial controls, clinical trials, testing, manufacturing, labeling, safety, packaging, shipping, distribution and promotion of pharmaceuticals, including those governing interactions with prescribers and healthcare professionals in a position to prescribe, recommend, or arrange for the provision of our products.

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

If physicians, patients and customers do not accept the products that we may develop, our ability to generate product revenue in the future will be adversely affected.

The product candidates that we may develop may not gain market acceptance among physicians, healthcare payors, patients, customers and the medical community.  This will adversely affect our ability to generate revenue.  Market acceptance of and demand for any product that we may develop will depend on many factors, including: our ability to provide acceptable evidence of safety and efficacy; convenience and ease of administration; prevalence and severity of adverse side effects; cost effectiveness; effectiveness of our marketing strategy and the pricing of any product that we may develop; our competitors’ sales and marketing activities; publicity concerning our products or competitive products; and our ability to obtain third-party coverage or reimbursement.

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

We also rely on proprietary trade secrets and unpatented know-how to protect our research and development activities, particularly when we do not believe that patent protection is appropriate or available.  However, trade secrets are difficult to protect.  We will attempt to protect our trade secrets and unpatented know-how by requiring our employees, consultants and advisors to execute a confidentiality and nonuse agreement.  We cannot guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets will not otherwise become known or independently developed by a third party.  Our trade secrets, those of our Joint Venture and those of our present or future collaborators that we utilize by agreement, may become known or may be independently discovered by others, which could adversely affect the competitive position of our product candidates.

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

If we are unable to contract with third parties for the synthesis of active pharmaceutical ingredients required for preclinical testing or for the necessary components for our Lateral Flow Products, we may be unable to develop or commercialize our products.

The manufacturing of sufficient quantities of new product candidates is a time-consuming and complex process.  We have no experience or capabilities to conduct the manufacture of any of our product candidates.  In order to successfully develop our product candidates, we need to contract or otherwise arrange for the necessary manufacturing.  There are a limited number of manufacturers that operate under the FDA’s good manufacturing practices capable of manufacturing for us. We depend upon third parties for the manufacture of products and this dependence may adversely affect our ability to develop and deliver such products on a timely and competitive basis.  If we are unable to engage or retain third-party manufacturers on a long-term basis or on commercially acceptable terms, our product candidates may not be developed as planned, and the development of our product candidates could be delayed.  Our reliance on contract manufacturers also exposes us to the following risks:

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

We are required and have established and maintain appropriate internal controls over financial reporting which management has asked to be effective as of our fiscal year ended September 30, 2008. Any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of our assessment by our independent registered public accountants.  On December 15, 2006, the SEC extended the compliance date for non-accelerated filers, as defined by the SEC, to provide management’s report on internal controls until the company files an annual report for its fiscal year ending on or after December 15, 2007.  On October 2, 2009, the SEC announced that it intended to further extend the compliance date for non-accelerated filers to file the auditor’s attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after June 15, 2010.  Accordingly, management has made the required review and assessed the system of internal control over financial reporting to be effective as of our fiscal year end. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Our auditor’s review of our system and subsequent attestation report will not be performed until the fiscal year ending September 30, 2010. The attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock and do not plan to pay cash dividends on our common stock in the foreseeable future.

Provisions of our certificate of incorporation, bylaws, rights agreement and Nevada law could deter takeover attempts.

Some provisions in our certificate of incorporation and bylaws, as well as the provisions of our rights plan could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any transaction of this type as being in their best interest since the transaction could result in a higher stock price than the current market price for our common stock. Any delay or prevention of a merger, tender offer, proxy contest or change of control could cause the market price of our common stock to decline.

Among other things, our certificate of incorporation and bylaws:

•	authorize our Board of Directors to issue preferred stock with the terms of each series to be fixed by our Board of Directors;

•	permit directors to be removed only for cause; and

•	specify advance notice requirements for stockholder proposals and director nominations.

In addition, on September 22, 2009, our Board of Directors approved and adopted an amendment to our Bylaws to adopt Sections 78.378 to 78.3793 of the Nevada Revised Statutes which impose voting restrictions on stockholders acquiring more than 20% of the Registrant’s voting stock (such shares are defined in the Nevada Revised Statutes as “control shares”).  These provisions also authorize our company, at the discretion of our Board of Directors, to call for redemption of the “control shares” at the average price the holder paid for such shares.

Effective June 1, 2009, our board of directors adopted a stockholders’ rights plan, which could result in the significant dilution of the proportionate ownership of any person that engages in an unsolicited attempt to take over our company and, accordingly, could discourage potential acquirers.    On June 22, 2009, Dyva Holding Ltd. filed a Form 13D indicating that it had acquired more than 20% of our outstanding common stock.  This acquisition crossed the stock ownership threshold required to trigger our rights plan. Pursuant to the rights plan, our Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase one one-hundredth of a share of our Series C Preferred Stock at an initial exercise price of $5 per share. The Rights Plan is intended to assure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to protect stockholders’ interests in the event the company is confronted with partial tender offers or other coercive or unfair takeover tactics.  Rights become exercisable upon the earlier of (i) ten days following the acquisition by a person or group of 20% or more of our outstanding common stock, and (ii) ten business days after the announcement of a tender offer or exchange offer to acquire 20% or more of the outstanding common stock. The continuing directors (defined as the directors who are not affiliated or associated with an acquiring person) may vote to extend these timeframes in their discretion. If such a person or group acquires 20% or more of the common stock, each right (other than such person’s or group’s rights, which will become void) will entitle the holder to purchase, at an exercise price equal to 50% of the then current trading price of the our common stock.   In the alternative, our Board of Directors may authorize issuance of one share of fully paid common stock for each right. If not redeemed, the rights will expire on June 1, 2014.  Pursuant to the Rights Plan, our Board of Directors voted to extend the distribution date.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2	PROPERTIES

We currently maintain our corporate office in 18 Technology, Suite 130, Irvine, CA 92618, under a lease through July 31, 2010 at a base monthly rental rate of $4,389.  We lease office space in Nevada under a one year lease for $2,500 paid in advance. We do not own or lease any other property and we do not have a real estate investment policy.

ITEM 3	LEGAL PROCEEDINGS

On October 29, 2009, pursuant to the authority provided in the Bylaws and pursuant to Nevada Control Share Act ((the “Nevada Act”), we called for redemption of the entire 10,832,876 common share holding of DYVA Management Ltd. and its affiliates (“DYVA”), which such shares represent 46.2% of our total issued and outstanding shares.  Under the Nevada Act, we are entitled to call for redemption of DYVA’s shares at the average price paid by DYVA for its shares, which has been reported by DYVA to be for 833,298 Euros (approximately $1,231,000). On November 13, 2009, DYVA filed a complaint in the United States District Court, District of Nevada for declaratory and injunctive relief to halt the proposed redemption. In addition, the complaint seeks attorneys fees and costs to the extent permitted by law and any further and other relief the Court may deem proper.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business.  It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our financial position or results of operations.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2009.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

There is little or no trading in our common stock. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ending(1)	High	Low
October 1, 2007 – December 31, 2007	$4.04	$2.00
January 1, 2008 – March 31, 2008	$4.04	$2.20
April 1, 2008 – June 30, 2008	$4.05	$2.10
July 1, 2008 – September 30, 2008	$2.50	$0.30
October 1, 2008 - December 31, 2008	$1.90	$0.25
Jan. 1, 2009 – March 31, 2009	$1.90	$0.05
April 1, 2009 - June 30, 2009	$0.49	$0.10
July 1, 2009 – September 30, 2009	$0.58	$0.10

(1) All per share information is adjusted to reflect the one-for-four reverse stock split which occurred on May 9, 2008.

Holders

As of December 18, 2009, there were approximately 460 holders of record of our common stock.

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

On December 31, 2008 we issued to Vitae Pharmaceuticals, Inc. 50,000 shares of our common stock as a payment in connection with the amendment and restatement of the May 11, 2007 license to cover certain dermatological applications of the compounds.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis or Plan of Operation.

You should read the information in this Item 7 together with our financial statements and notes thereto that appear elsewhere in this Report. This Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under heading “Risk Factors,” and elsewhere in this report.

Overview

NuRx Pharmaceuticals Inc. (“NuRx”) has historically been an early stage R&D biopharmaceutical company with a focus on oncology products (leukemia and lung cancer). The combination of (1) the current suboptimal conditions for new financing of a pure early stage, oncology-focused research and development  biotech company and (2)  the slower than expected  recruitment in our U.S. clinical trials with its resultant delays in delivery of Phase II data has recently caused the company to carefully evaluate options to its current singular focus. We concluded in May 2009 that there was an immediate need to expand our R&D focus to novel oncology targets in collaboration with academic centers as well as re-examine the value of our oncology supportive care neutropenia product. More significantly we determined that we needed to expand our interests to broader areas of life sciences with products that offer a near term revenue stream to support the R&D programs. We examined a number of options in the medical diagnostics arena and ultimately focused on Point-of-Care diagnostics in human and veterinary medicine.

Patient enrollment in clinical trials in the U.S. has been placed on hold while we focus on those clinical trials that are being initiated in India in collaboration with Piramal. The trials which were opened in Mexico were closed and our U.S. clinical trials support team was terminated.

On July 30, 2009, we invested $5,000,000 into a newly formed 50/50 joint venture with QuantRx Biomedical Corporation (“QuantRx”).  The joint venture, called QN Diagnostics, LLC (“QN Diagnostics” or “QND”), was formed to bring to fruition a decade of R&D at QuantRx by accelerating the commercialization of innovative Point-of-Care diagnostic tests. The joint venture products will be focused on QuantRx’s proprietary lateral flow and optics technologies (whereby a sample of saliva, urine, or whole blood moves across a solid platform to interact with a reagent to produce colorimetric or other changes that can be measured qualitatively or quantitatively) and Point-of-Care delivery of data through novel and inexpensive readers.  We believe that the combination of QuantRx intellectual property with the capital and management expertise of NuRx will enable a rapid acceleration of product delivery and the near term generation of revenues.  As we continue to evolve and broaden our life sciences focus, the QN Diagnostics joint venture will become a critical part of our health care portfolio.

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

We will also be required to pay the existing licensors, on Vitae’s behalf, additional milestone payments if we reach other milestones, including Phase III clinical trials, and upon obtaining FDA marketing approval for a product containing a licensed compound. In addition to the aforementioned fees and milestone payments, we agreed to pay the original licensor of the compounds and Vitae specified revenue percentages of our net sales of products based on the licensed technology. The percentages vary from product to product, but when combined may total as much as 12% of our net sales. We must meet certain development milestones under the original license agreements with the existing licensors in order to maintain the rights to the licensed products.

On December 31, 2008, we entered into an amendment of our May 11, 2007 license with Vitae for the license of additional compounds directed at dermatological therapeutic applications. We agreed to make a cash payment of $125,000 and to issue 50,000 shares of common stock valued at $2.00 per share upon execution of the license amendment. These costs have been charged to expense as in-process research and development for the year ended September 30, 2009.

On March 6, 2009, we entered into a development and commercialization agreement with Piramal Life Sciences, Limited (“Piramal”) with respect to NRX 5183 in India (the “Piramal Agreement”). Piramal is a pharmaceutical company listed on the Indian National Stock Exchange and the Bombay Stock Exchange and which was recently demerged from Piramal Healthcare Limited. Pursuant to the Piramal Agreement, Piramal has the exclusive right to develop, manufacture and exploit the NRX 5183 technology within India at its sole expense. We obtain the clinical data generated by Piramal for use in registration in countries outside of India. Piramal will also reimburse us for development expenses incurred with regard to clinical trials in India prior to March 6, 2009 up to $100,000. This reimbursement has been recorded as a receivable with a corresponding reduction of research & development expenses at September 30, 2009.  Until manufacturing is undertaken by Piramal, we will provide clinical grade drug product to Piramal for use in clinical trials.  We are obligated as sponsor of the initial clinical trial in India for continuing costs which Piramal is obligated to reimburse.  It is anticipated that further trials sponsored by Piramal will be initiated at later dates.

We currently have no source of revenue and have incurred significant losses to date. We have incurred net losses of approximately $15,754,000 for the cumulative period from inception (May 1, 2007) through September 30, 2009. Our losses have resulted principally from costs associated with inbound technology licensing, clinical development expenses, 50% share of loss for our QND joint venture, general and administrative activities and costs related to our financing in May 2007. As a result of planned expenditures for costs related to the maintenance of our intellectual property, support of the clinical trials activities conducted by our development partner Piramal in India, general and administrative costs, and development and commercialization activities of the lateral flow products through QND, we expect to incur additional operating losses for the foreseeable future.

Going Concern

Our management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of debt or equity financing to:

•	wind down the U.S. clinical trials and adequately support its clinical development partner in India; and
•	fund its share of future additional development costs of the QND joint venture; and
•	manage or control working capital requirements by further reducing operating expenses.

There can be no assurance that we will be successful in achieving the long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern. Our continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations.  We intend to raise additional financing to fund its operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. However, there is no assurance that sufficient financing will be available or, if available, on terms that would be acceptable to the Company.

The financial statements accompanying this Annual Report on Form 10-K have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The report from our independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Hunter World Markets, Inc. acted as the exclusive placement agent in the private placement offering, and received a fee of $2,012,500 (approximately 10% of the gross proceeds) and two six-year warrants 3,075,000 shares of the Company’s common stock at an exercise price of $4.00 per share on a post-split basis. These warrants expire in 2013. Hunter World Markets, Inc. also loaned us $125,000 at an interest rate of 6% per annum. This loan together with accrued interest and a loan fee of $12,500 was repaid from the proceeds of the private placement.

In connection with the private offering, stockholders who had acquired our common stock prior to April 27, 2007 canceled an aggregate 1,939,750 shares of common stock on a post-split basis in consideration for an aggregate amount of $750,000.

During the period between May 30, 2007 and June 27, 2007, we sold an aggregate 250,000 shares of our common stock at a price of $2.00 per share on a post-split basis and received aggregate proceeds of $500,000. In connection with the aforementioned sales, Hunter World Markets received a commission of 5% on half the gross proceeds and received a six-year warrant to purchase common stock equal to 75,000 shares at an exercise price of $4.00 per share on a post-split basis.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies to the Notes to Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. These estimates are reviewed by other members of financial management before being recorded into the accounting records.  Actual results could differ from those estimates under different assumptions or conditions.

Development Stage Enterprise

We are a development stage enterprise and are devoting substantially all of our present efforts to research and development activities in drug development activities and in prototype development for our lateral flow technologies through our QN Diagnostics joint venture. All losses accumulated are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Furthermore, our development activities are principally in the early clinical stage. Research and development costs are therefore expensed as incurred.

Share-Based Compensation

Share-based payments to employees, directors and consultants, including grants of employee stock options, are recognized in the statement of operations based on their fair values.  Fair values are determined at the date of each option grant using the Black-Scholes method.  Because our common shares trade so infrequently and the quoted price of the shares is not indicative of fair value, through December, 2008, the stock price used for purposes of these computations was based upon a value of $2.00 per share on a post-split basis, the share price paid by the purchasers in the April and May 2007 private placements.   Beginning in March 2009 with the option re-pricing, a 90 day average price share has been used.  It is the policy of the Board of Directors to grant stock options at not less than their fair value.

In-Process Research and Development

Share-based milestone payments made pursuant to the license Agreement with Vitae Pharmaceuticals, Inc. during the fiscal years ended September 30, 2009 and 2008 have been expensed in the Statement of Operations as in-process research and development costs consistent with the treatment of the cash payments to Vitae upon initiation of the license during the fiscal year ended September 30, 2007. The fair value of the stock-based payments was based upon a value of $2.00 per share on a post-split basis, the share price paid by the purchasers in the April and May 2007 private placements.

Results of Operations

On August 6, 2009, we suspended patient accruals under all four active U.S. clinical trials for both lead compounds in order to reserve cash for other diversification opportunities, and to await preliminary data from patients already accrued and planned clinical trials in India.  Accrual for the Mexico clinical trials was also suspended and the single open site in Mexico was closed.  Aggregate U.S. Patients accrued and active sites at September 30, 2009 were as follows:

•	NRX 4204 Phase I/II for solid tumor indications, at one site in the U.S. with 19 patients enrolled
•	NRX 4204 Phase II for Mesothelioma at two sites in the U.S. with six patients enrolled
•	NRX 4204 Phase II for Non-Small Cell Lung Cancer (“NSCLC”) at four sites in the U.S. with 13 patients enrolled

As of September 30, 2009, we had a single active clinical trial for one lead compound for NRX 5183 Phase II for Relapsed Acute Promyelocytic Leukemia (“APL”) at five sites in India with one patient enrolled.

As additional cost cutting measures  implemented since August 6, 2009, we terminated our U.S. clinical trials support staff on September 30, 2009 and undertook further reductions in the number of  patent cases in our intellectual property portfolio we are actively prosecuting and maintaining, limiting legal and patent annuity expenditures to the most promising lead compounds.

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

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

General and Administrative Expenses.

General and administrative (“G&A”) expenses were approximately $2,147,000 during the year ended September 30, 2009, as compared to approximately $1,934,000 incurred during the year ended September 30, 2008 or an increase of approximately $213,000. General and administrative expenses consist primarily of employee compensation and legal costs involved in our regulatory filings and legal costs incurred in connection with general corporate matters, adoption of a Stockholder Rights Plan and other contracting matters. G&A costs also include insurance, payroll costs and benefits for all employees, costs related to Board meetings and share-based compensation expense related to option issuances to Board members and general and administrative employees and consultants. The approximately $213,000 net increase in total G&A expenses, resulted from an aggregate of approximately $671,000 cost increases, offset by approximately $458,000 in cost reductions. The approximately $671,000 in cost increases consisted primarily of approximately $271,000 in legal fees related to formation of the QND joint venture, adoption of the Stockholder Rights Plan, contracting and related regulatory filings, $192,000 in compensation to independent directors based on a compensation plan adopted in the second quarter of 2008 including (independent director compensation was terminated effective October 1, 2009 other than hourly consulting fees to the Executive Chairman), $119,000 in share-based compensation including the effect of newly issued options during the year and the options re-pricing in March 2009, and $89,000 in G&A salaries.  These cost increases were offset by approximately $458,000 in expense reductions consisting of reductions of approximately $330,000 from the termination of the consulting contract with an affiliate in October, 2008, $125,000 from the termination of our investor relations firm in the fourth quarter of 2008, and $3,000 in other net cost reductions.

Research and Clinical Development Expenses.

Research and clinical development (“R&D”) expenses were approximately $2,899,000 during the year ended September 30, 2009, as compared to approximately $5,816,000 incurred during the year ended September 30, 2008 or a decrease of approximately $2,917,000.

R&D expenses for the years ended September 30, 2009 and 2008 consist primarily of costs involved in the following activities:

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

During the year ended September 30, 2009, we recognized a $100,000 receivable and an offsetting reduction in clinical trials related research and development expenses for the reimbursement to us under the Piramal Agreement.

Our R&D expenses for the year ended September 30, 2009 as compared to the year ended September 30, 2008 were related to the following activities:

	Year Ended September 30, (in thousands)
	2009	2008
Direct clinical trials costs, net of reimbursement receivable (2009)	$671	$454
Drug development and manufacturing	758	682
R&D compensation, including share based compensation	779	522
In-process R&D costs	225	3,513
Other R&D costs	466	645
Total	$2,899	$5,816

Direct clinical trial costs increased by approximately $217,000 compared to the year ended September 30, 2008. The increase is due principally to the initiation of the U.S. clinical trials for NRX 5183, net of a $100,000 reimbursement receivable for India clinical trials costs by Piramal.  Drug development and manufacturing costs increased approximately $76,000, primarily attributable to readying sufficient quantities of GMP drug product for NRX 4204 and NRX 5183 for clinical trials.  R&D compensation costs increased approximately $257,000 as a result of an increase in staff and share-based compensation (primarily attributable to the options re-pricing in March 2009). In-process R&D costs decreased $3,288,000 as a result of a one-time share-based payment upon achievement of an investigational new drug milestone in the year ended September 30, 2008. Other R&D costs decreased by $179,000, related primarily to the continuing reduction in legal costs and annuity payments on the licensed technology portfolio as a result of eliminating non-critical cases from the portfolio.

Loss from QN Diagnostics, LLC Joint Venture

We reported $464,755 on the equity method for our 50% share of the net loss incurred by QND for the period from July 30, 2009 (its inception) through September 30, 2009.

Interest Income.

Interest income of $51,600 for the year ended September 30, 2009 consisted primarily of income from certificates of deposits and savings, and $411,000 for the year ended September 30, 2008 from savings and treasury bills.   The decrease was due to lower cash balances and lower interest rate yields in the year ended September 30, 2009.

Cancer Therapeutics

We had no revenues and we do not anticipate that we will derive any revenues from either product sales or licensing from clinical development of our cancer therapeutic lead compounds during the foreseeable future. We agreed to pay Allergan (and any cross licensors), the original licensor of the compounds discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations  Overview”, and Vitae specified revenue percentages of the Company’s net sales of products based on the licensed technology. The percentages vary from product to product, but when combined may total as much as 12% of the Company’s net sales. The Company must meet certain development milestones under the original license agreements with the existing licensors in order to maintain the rights to the licensed products.

Point-of-Care Diagnostics

Our QN Diagnostics joint venture with QuantRx is expected to begin generating revenues during our next fiscal year ending September 30, 2010, although we expect to incur overall losses for this period.  Revenues are expected to be generated from manufacturing of lateral flow products for third parties, manufacturing and sale of proprietary lateral flow products, and from licensing.  QN Diagnostics is obligated under a license for certain optics technology to pay royalties to the licensor of two percent (2%) of net sales on lateral flow products incorporating that technology.

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

A comparative analysis of fiscal 2008 with fiscal 2007 is not presented here since the 2007 year included seven months where we had no operations and five months of primarily organizational activities.

General and Administrative

Our G&A expenses for the fiscal year ended September 30, 2008, totaling $1.9 million, consisted primarily of costs involved in building and establishing our system of internal control over financial reporting, budgeting, quarterly and annual regulatory filings and related review, audit and legal costs, including the implementation of the one-for-four reverse stock split in May 2008.  G&A costs also include payroll costs of general and administrative employees, benefits costs for all employees, costs related to Board meetings and share-based compensation expense related to option issuances to Board members and general and administrative employees and consultants.

During the year ended September 30, 2008, we added three new independent directors to our Board of Directors.

Research & Development

Research and development (“R&D”) activities for the year ended September 30, 2008 consisted primarily of costs involved in the following activities:

•	Identifying, negotiating and consummating relationships for the manufacture of the clinical grade drug product for the Company’s two lead compounds for use in clinical trials;

•	Regulatory affairs activities including:
	o	grant by the FDA of the IND and initiation of a Phase I clinical trial for NRX 194204,
	o	re-activation by the FDA for the IND and initiation of Phase II clinical trial for NRX 195183,
	o	regulatory filings including protocol submissions with governmental bodies in India and Mexico with respect to clinical trials,
	o	regulatory filings including protocol submissions with governing ethics committees for proposed clinical trial sites in India and Mexico, including negotiation of related contracts; and

•	Patient and data management activities for clinical trials.

R&D costs also included payroll costs of R&D employees, costs of third party consultants, legal costs related to maintenance of the patent portfolio, including patent annuity payments, in-process R&D costs related to the share based milestone payment under the Vitae license and share-based compensation costs related to stock and option grants to R&D employees and consultants.

Our R&D expenses for the years ended September 30, 2008 and 2007 are summarized as follows:

	Year Ended September 30, (In thousands)
	2008	2007
Direct clinical trials costs	$454	$18
Drug development and manufacturing	682	30
R&D compensation, including share based compensation	522	186
In-process R&D costs	3,513	2,150
Other R&D costs	645	187
Total	$5,816	$2,571

Fiscal year ended September 30, 2007

There were no substantial operations during our fiscal year ended September 30, 2007, as activities consisted primarily of disposition of the previous nutritional products business and completion of a plan of reorganization in May 2007, including a series of private placements, a change in directors and management and redemption of common shares of controlling shareholders prior to May 2007.

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

Liquidity

As an early stage clinical development company, we have not generated any revenues from operations to meet operating expenses, and have historically financed operations through issuances of equity securities.

We held approximately $1.9 million in cash and cash equivalents at September 30, 2009 in comparison to $11.3 million in cash and cash equivalents at September 30, 2008.  The decrease in cash and cash equivalents for the year ended September 30, 2009 of approximately $9.4 million was primarily caused by the investment in QND and the cash loss from operations. There were no significant cash flows from financing or other investing activities during the year.

Subsequent to September 30, 2009, we have called for the redemption of certain shares representing 46.2% of the issued and outstanding common shares of the Company at a cost of approximately $1.2 million.  (On November 13, 2009, the holder of such shares filed a complaint in U.S. District Court in Nevada for declaratory and injunctive relief from such redemption.  See “Risk Factors”).  If completed, the redemption would significantly deplete the cash available for operations.

The QN Diagnostics business is also in its early stage and may require additional funding to complete the development and launch of its initial products, which both we and our venture partner are mutually obligated to provide.

As a result, management believes that given the current economic environment, the expected $1.2 million for share redemption, and the continuing need to strengthen the Company’s cash position, there is substantial doubt about its ability to continue as a going concern.  The Company continues to actively pursue various funding options, including equity offerings, debt financings and business combinations.  There can be no assurance that we will be successful in its efforts to raise additional capital.

Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to do any or all of the following:

•
obtain adequate sources of debt or equity financing to (i) wind down the U.S. clinical trials and adequately support its clinical development partner in India; and (ii) fund its share of future additional development costs of the QND joint venture; and

•	manage or control working capital requirements by further reducing operating expenses.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

Capital Resources

The Company has no significant planned capital expenditures for the fiscal year ending September 30, 2010.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15(d) under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to the material responsive to this item contained in our 2010 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the material responsive to this item contained in our 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the material responsive to this item contained in our 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the material responsive to this item contained in our 2010 Proxy.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the material responsive to this item contained in our 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K:

Financial Statements:

Exhibit Number	Description

2.1	Contribution Agreement, by and between the Company and QuantRx Biomedical, Inc., dated July 30, 2009.(1)

3.1	Amended and Restated Articles of Incorporation.(2)

3.2	Certificate of Designation.(2)

3.3	Certificate of Amendment to the Certificate of Designation.(2)

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated April 27, 2007.(3)

3.5	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated October 23, 2007.(4)

3.6	Amended and Restated Bylaws.(5)

4.1	Registration Rights Agreement as of May 16, 2007 between the Company and the Purchasers named therein.(6)

4.2	Placement Agent Warrant issued to Hunter World Markets, Inc. on May 16, 2007.(6)

4.3
Lock-up Agreement dated as of May 16, 2007, by and among the Company and the shareholders, Santa Monica Capital Partners II, LLC, Dr. Parkash Gill, Dr. Parkash Gill, custodian for Dhillon Gill, Dr. Parkash Gill, custodian for Noorean Gill, Harin Padma−Nathan, Marc Ezralow, David Ficksman, Roshantha Chandraratna.(7)

4.4	Warrant issued to Investor Media Group, Inc., dated July 20, 2007. (8)

4.5	Placement Agent Warrant issued to Hunter World Markets, Inc. on June 29, 2007. (9)

4.6	Stockholder Rights Agreement, dated as of June 1, 2009, between NuRx Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.(10)

4.7	Certificate of Designation of Series C Preferred Stock, as filed with the Secretary of State for the State of Nevada.(10)

10.1	Asset Purchase Agreement, dated May 31, 2007, by and between Quest Group International, Inc. and Quest Group, LLC. (11)

10.2	Form of Subscription Agreement, dated April 27, 2007, by and between the Company and the Purchasers named therein.(3)

10.3	Form of Subscription Agreement dated as of May 16, 2007, by and among the Company and the Purchasers named therein.(6)

10.4	Form of Subscription Agreement dated as of May 30, 2007, by and among the Company and the Baradaran Revocable Trust.(7)

10.5	Securities Purchase Agreement dated as of June 25, 2007, by and among the Company and City National Bank, Trustee FBO Harin Padma−Nathan IRA. (9)

10.6
License Agreement between the Company and Vitae Pharmaceuticals, Inc., dated May 11, 2007.(7) Portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for a confidential treatment.

10.7	Employment Agreement between the Company and Rosh Chandraratna, dated May 25, 2007.(7)*

10.8	Employment Agreement between the Company and Harin Padma−Nathan, dated May 31, 2007.(7) *

10.9	Employment Agreement between the Company and Steven Gershick, dated September 21, 2007.(12) *

10.10	Consulting Agreement between the Company and Parkash Gill, dated May 31, 2007.(13)

10.11	2007 Stock Compensation Plan of Company.(7) *

10.12	Termination Agreement dated July 20, 2007, by and between Quest Group International, Inc. and Bateman Dynasty, LC.(8)

10.13	Amendment to Consulting Agreement by and between the Company and SOQ Inc., dated April 15, 2009. (14)

10.14	Amendment to Employment Agreement by and between the Company and Dr. Harin Padma-Nathan, dated April 15, 2009.(14) *

10.15	Amendment to Employment Agreement by and between the Company and Dr. Rosh Chandraratna, dated April 15, 2009.(14) *

10.16	Development and Services Agreement, dated July 30, 2009, by and between QuantRx Biomedical, Inc. and QN Diangnostics, LLC, dated July 30, 2009. (1)

10.17	Limited Liability Company Agreement of QN Diangnostics, LLC, to which the Company is a party. (1)

14.1	Code of Ethics. (15)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002

*	Management contract or compensation plan.

(1)	Incorporated by reference to the Company’s Current Report on Form 8−K, dated August 3, 2009.

(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed June 3, 2002, File No. 333−89628.

(3)	Incorporated by reference to the Company’s Current Report on Form 8−K, dated April 30, 2007.

(4)	Incorporated by reference to the Company’s Current Report on Form 8−K, dated October 29, 2007.

(5)	Incorporated by reference to the Company’s Current Report on Form 8−K, dated September 28, 2009.

(6)	Incorporated by reference to the Company’s Current Report on Form 8−K, dated May 22, 2007.

(7)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, dated July 3, 2007.

(8)	Incorporated by reference to the Company’s Current Report on Form 8−K, dated July 26, 2007.

(9)	Incorporated by reference to the Company’s Current Report on Form 8−K, dated June 29, 2007.

(10)	Incorporated by reference to the Company’s Current Report on Form 8−A, dated June 5, 2009.

(11)	Incorporated by reference to the Company’s Current Report on Form 8−K, dated June 8, 2007.

(12)	Incorporated by reference to the Company’s Current Report on Form 8−K, dated September 21, 2007.

(13)	Incorporated by reference to the Company’s Current Report on Form 8−K, dated November 9, 2007.

(14)	Incorporated by reference to the Company’s Current Report on Form 8−K, dated April 21, 2009.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed December 28, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NURX PHARMACEUTICALS, INC.

Date: December 29, 2009

By: /s/ Harin Padma−Nathan

Harin Padma−Nathan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harin Padma−Nathan	Director, President and Chief Executive Officer	December 29, 2009
Harin Padma−Nathan	(Principal Executive Officer)

/s/ Steven Gershick	Chief Financial Officer	December 29, 2009
Steven Gershick	(Principal Financial and Accounting Officer)

/s/ Kurt Brendlinger	Director	December 29, 2009
Kurt Brendlinger

/s/ Sharyar Baradaran	Director and Secretary	December 29, 2009
Sharyar Baradaran

/s/ Rosh Chandraratna	Director	December 29, 2009
Rosh Chandraratna

/s/ Marvin Rosenthale	Director	December 29, 2009
Marvin Rosenthale

/s/ Carl Lebel	Director	December 29, 2009
Carl Lebel

/s/ Evan Levine	Director	December 29, 2009
Evan Levine

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of NuRx Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of NuRx Pharmaceuticals, Inc. (a corporation in the development stage) (the “Company”) as of September 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2009 and 2008, and for the period from May 1, 2007 (inception) through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuRx Pharmaceuticals, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended September 30, 2009 and 2008, and the period from May 1, 2007 (inception) through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 1 to the financial statements, the Company may not have sufficient working capital or outside financing available to meet its planned operating activities over the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gumbiner Savett Inc,

GUMBINER SAVETT INC.

December 28, 2009
Santa Monica, California

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Balance Sheets

	September 30, 2009	September 30, 2008

ASSETS

Cash and cash equivalents	$1,899,752	$11,365,646
Prepaid expenses and other current assets	128,783	169,882
Other receivable	100,000	-
Total current assets	2,128,535	11,535,528

Property and equipment, net of accumulated depreciation and amortization of $25,710 and $11,336, respectively	66,784	45,098

Investment in joint venture	3,535,245	-

Other investments	1,000,000	-

Deposits	27,093	42,093

Total assets	$6,757,657	$11,622,719

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$504,211	$181,497
Due to related party	-	30,000
Total current liabilities	504,211	211,497

Commitments and contingencies

Stockholders' Equity

Series A preferred stock, $.001 par value, 1,000,000 shares designated, no shares issued and outstanding	-	-
Series B preferred stock, $.001 par value, 500,000 shares designated, no shares issued and outstanding	-	-
Series C preferred stock, $.001 par value, 300,000 shares designated, no shares issued and outstanding	-	-
Common stock, $.001 par value; 150,000,000 shares authorized, 23,444,234 and 28,394,234 shares issued, respectively	23,444	28,394
Additional paid-in capital	21,947,475	21,640,176
Accumulated deficit during development stage	(15,753,673)	(10,293,548)
Retained earnings	36,200	36,200

Total stockholders' equity	6,253,446	11,411,222

Total liabilities and stockholders' equity	$6,757,657	$11,622,719

See Notes to Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Statements of Operations
For the years ended September 30, 2009 and 2008 and for the period from inception (May 1, 2007) through September 30, 2009

	2009	2008	Inception (May 1, 2007) through September 30, 2009

Operating Expenses:

General and administrative (includes share based compensation of $377,243, $258,242 and $701,314, and related party consulting fees of $30,000, $377,500 and $572,200 respectively)	$2,147,439	$1,934,001	$4,715,736

Research and clinical development (includes share based compensation of $75,106, $65,863 and $140,969, related party consulting fees of $140,000, $238,910 and $378,910 respectively, and fair value of shares issued in connection with license amendment, license fee, and milestone payment under technology license of $100,000, $3,513,000, and $3,613,000, respectively)	2,899,505	5,816,259	11,287,213

Share of net loss from joint venture	464,755	-	464,755

Total operating expenses	5,511,699	7,750,260	16,467,704
Loss from operations	(5,511,699)	(7,750,260)	(16,467,704)

Interest income (expense):
Interest income	51,574	411,435	726,656
Interest expense	-	-	(12,625)
Total interest income, net	51,574	411,435	714,031

Net Loss	$(5,460,125)	$(7,338,825)	$(15,753,673)

Loss per common share - basic and diluted	$(0.20)	$(0.26)	$(0.57)

Weighted average common shares - basic and diluted	27,568,754	28,250,237	27,539,949

See Notes to Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Statement of Stockholders' Equity
For the period from inception (May 1, 2007) through September 30, 2009

													Accumulated
													Deficit
									Additional				During the
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Treasury Stock		Retained	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Stage	Total

Balance at October 1, 2006	-	$-	-	$-	-	$-	2,564,752	$2,565	$160,485	-	$-	$166,854	$-	$329,904
Private placement April 27, 2007, 15,750,000 common shares at $0.001 per share	-	-	-	-	-	-	15,750,000	15,750	-	-	-	-	-	15,750

Private placement May 16, 2007, 10,000,000 common shares at $2.00 per share	-	-	-	-	-	-	10,000,000	10,000	19,990,000	-	-	-	-	20,000,000

Private placement June 25, 2007, 250,000 common shares at $2.00 per share	-	-	-	-	-	-	250,000	250	499,750	-	-	-	-	500,000

Private placement fees, reorganization costs and related registration costs, including fair market value of warrants	-	-	-	-	-	-	-	-	(5,151,228)	-	-	-	-	(5,151,228)

Share-based compensation	-	-	-	-	-	-	12,500	12	65,817	-	-	-	-	65,829

Fair value of warrants issued in connection with private placement	-	-	-	-	-	-	-	-	2,988,064	-	-	-	-	2,988,064

Repurchase of 1,939,750 common shares, May 2007	-	-	-	-	-	-	-	-	-	(1,939,750)	(750,000)	-	-	(750,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(130,654)	(2,954,723)	(3,085,377)
Balance September 30, 2007	-	-	-	-	-	-	28,577,252	28,577	18,552,888	(1,939,750)	(750,000)	36,200	(2,954,723)	14,912,942

Share based compensation	-	-	-	-	-	-	-	-	324,105	-	-	-	-	324,105

Fair value of shares issued in connection with milestone payments under technology license (shares valued at $2.00 per share)	-	-	-	-	-	-	1,756,732	1,757	3,511,243	-	-	-	-	3,513,000

Cancellation of treasury stock	-	-	-	-	-	-	(1,939,750)	(1,940)	(748,060)	1,939,750	750,000	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(7,338,825)	(7,338,825)
Balance September 30, 2008	-	-	-	-	-	-	28,394,234	28,394	21,640,176	-	-	36,200	(10,293,548)	11,411,222

Share based compensation	-	-	-	-	-	-	-	-	452,349	-	-	-	-	452,349

Fair value of shares issued in connection with amended technology license (shares valued at $2.00 per share)	-	-	-	-	-	-	50,000	50	99,950	-	-	-	-	100,000

Shares redeemed and cancelled	-	-	-	-	-	-	(5,000,000)	(5,000)	(245,000)	-	-	-	-	(250,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,460,125)	(5,460,125)

Balance September 30, 2009	-	$-	-	$-	-	$-	23,444,234	$23,444	$21,947,475	-	$-	$36,200	$(15,753,673)	$6,253,446

See Notes to Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Statements of Cash Flows
For the years ended September 30, 2009 and 2008, and for the period from inception (May 1, 2007) through September 30, 2009

	September 30, 2009	September 30, 2008	Inception (May 1, 2007) through September 30, 2009

Cash flows from operating activities:

Net loss	$(5,460,125)	$(7,338,825)	$(15,753,673)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	14,374	9,954	25,710
Share-based compensation	452,349	324,105	842,283
Fair value of shares issued in connection with license amendment, license fee, and milestone payments under technology license	100,000	3,513,000	3,613,000
Share of loss from operations of joint venture	464,755	-	464,755

Changes in operating assets and liabilities:
Deposits	15,000	(15,000)	(27,093)
Prepaid expenses and other current assets	41,099	(114,050)	(128,783)
Other receivable	(100,000)	-	(100,000)
Accounts payable and accrued expenses	322,714	78,056	540,301
Due to related parties	(30,000)	(6,090)	(36,090)

Net cash used in continuing operating activities	(4,179,834)	(3,548,850)	(10,559,590)
Net cash provided by discontinued operating activities	-	-	41,146
Net cash used in operating activities	(4,179,834)	(3,548,850)	(10,518,444)

Cash flows from investing activities:

Purchase of property and equipment	(36,060)	(27,227)	(92,494)
Investment in joint venture	(4,000,000)	-	(4,000,000)
Investment in warrants	(1,000,000)	-	(1,000,000)
Issuance of note receivable	(250,000)	-	(250,000)
Collection of note receivable	250,000	-	250,000
Net cash used in investing activities	(5,036,060)	(27,227)	(5,092,494)

Cash flows from financing activities:

Private placements of common shares	-	-	20,563,000
Private placement offering costs	-	-	(2,163,164)
Proceeds of note receivable	-	-	125,000
Repayment of note receivable	-	-	(125,000)
Redemption of treasury stock	(250,000)	-	(1,000,000)

Net cash (used in) provided by financing activities	(250,000)	-	17,399,836
Net increase (decrease) in cash and cash equivalents	(9,465,894)	(3,576,077)	1,788,898
Cash transferred to discontinued operations	-	-	(166,463)
Cash and cash equivalents, beginning of period	11,365,646	14,941,723	277,317

Cash and cash equivalents, end of period	$1,899,752	$11,365,646	$1,899,752

Supplemental disclosure of cash flow information
Cash paid for -
Income taxes	$800	$800	$1,600
Interest	$-	$-	$12,625

Non-cash financing activities:

In 2007, the Company incurred $5,151,228 in private placement fees, reorganization costs and related registration costs, which included the issuance of warrants with a fair value of $2,988,064.

See Notes to Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Notes to Financial Statements
September 30, 2009

Note 1 - The Company and its Significant Accounting Policies

General Business:

From the Company’s inception in 2001 to May 2007, it was in the business of selling nutritional products under the name Quest Group International, Inc. In May 2007, the Company spun off this nutritional products business and began to pursue a new business plan in the pharmaceuticals industry. On May 11, 2007, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which it acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and nuclear receptor technology for all human and veterinary use. The principal therapeutic indications for the lead compounds are acute promyelocytic leukemia, solid cancers (lung and breast) and chemotherapy-induced neutropenia (low white cell count). On October 23, 2007, the Company changed its name to NuRx Pharmaceuticals, Inc. (“NuRx”). While NuRx was initially established to explore the broad application of second and third generation retinoid and rexinoid compounds, it has evolved into a more broad Life Sciences company with research and development (“R&D”) interests in additional novel cancer therapeutics and, more recently, a novel delivery of point of care diagnostics. (See Note 5).

Development Stage Enterprise:

The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to establish a new pharmaceutical business, and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since May 1, 2007 have been considered as part of the Company's development stage activities. The Company held approximately $1.9 million in cash and cash equivalents at September 30, 2009.

Liquidity and Going Concern:

Until July 2009, the Company was an early stage R&D biopharmaceutical company with a focus on oncology products (leukemia and lung cancer). The combination of (1) the current suboptimal conditions for new financing of a pure early stage, oncology-focused research and development biotech company and (2) the slower than expected recruitment in its U.S. clinical trials with its resultant delays in delivery of Phase II data, the Company concluded that there was an immediate need to expand its interests to broader areas of life sciences with products that offer a near term revenue stream to support the R&D programs. After examining a number of options in the medical diagnostics arena the Company ultimately focused on point-of-care diagnostics in human and veterinary medicine through QN Diagnostics, LLC (“QND”), a joint venture with QuantRx Biomedical Corporation (“QuantRx”) (See Note 5). At that time, the Company terminated further patient accruals under its U.S. clinical trials, eliminated its U.S. clinical development team, undertook significant cost reductions and limited its focus in drug development to winding down the U.S. clinical trials and supporting the clinical development activities in India in collaboration with Piramal Life Sciences, LTD. (“Piramal”), the Company’s development partner in that region (See Note 12).

As an early stage clinical development company, the Company has not generated any revenues from operations to meet its operating expenses, and has historically financed its operations primarily through issuances of equity securities.

Subsequent to September 30, 2009, the Company has called for the redemption of certain shares representing 46.2% of the issued and outstanding shares of the Company at a cost of approximately $1,231,000. On November 13, 2009, the holder of such shares filed a complaint in U.S. District Court in Nevada for declaratory and injunctive relief from such redemption (See Note 16). If completed, the redemption would significantly reduce the cash available for operations.

The QN Diagnostics business is also in its early stage and may require additional funding to complete the development and launch of its initial products, which both venture partners are mutually obligated to provide.

As a result, management believes that given the current economic environment and the continuing need to strengthen the Company’s cash position, there is substantial doubt about its ability to continue as a going concern. The Company continues to actively pursue various funding options, including equity offerings and debt financing, however, there can be no assurance that it will be successful in its efforts to raise additional capital on a timely basis and on acceptable terms.

Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of debt or equity financing to:

·	wind down the U.S. clinical trials and adequately support its clinical development partner in India; and
·	fund its share of future additional development costs of the QND joint venture; and

·	manage or control working capital requirements by further reducing operating expenses.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

Research and Development Costs:

The Company expenses all research and development costs as incurred. Research and development expenses consist of salaries, share based compensation, preclinical activities, pharmacology, stability testing and other drug development costs, clinical trial expenses including patient and data management, outside manufacturing, and consulting costs for regulatory affairs and other activities. Also included in these costs are in-process research and development costs incurred from a licensing agreement as more fully described in Note 4.

Effective October 1, 2008, the Company adopted the requirements in FASB ASC 730 “Research and Development” on accounting for nonrefundable advance payments for goods or services received for use in future research and development activities. The requirements are effective for financial statements issued for fiscal years beginning after December 15, 2007, and provide that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. At September 30, 2009, there were no advance payments for drug development manufacturing costs capitalized as prepaid expenses in the accompanying balance sheet.

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

Cash and Cash Equivalents:

Cash equivalents are certificates of deposit, U.S. government securities or other highly liquid investments with original maturities of three months or less when purchased. Cash equivalents at September 30, 2009 consist of certificates of deposit, and at September 30, 2008 consist of investments in United States Treasury Bills.

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

Effective October 1, 2007, the Company adopted changes issued by the FASB under ASC 740 “Income Taxes” that requires the recognition in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of the standard had no effect on the Company’s financial position or results of operations.

Earnings Per Common Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. These potentially dilutive securities were not included in the calculation of loss per share for the fiscal years ended September 30, 2009 and 2008, and the period from inception (May 1, 2007) through September 30, 2009, because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for these periods. At September 30, 2009 and 2008, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 4,925,560 and 4,393,500 shares, respectively.

Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash, certificates of deposit, note receivable from Piramal and warrants to purchase common stock of QuantRx. The carrying amount of these financial instruments approximates fair value.

Variable Interest Entities/Equity Method of Accounting

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of QND, a 50% joint venture , that the Company is not the primary beneficiary of the VIE. As such, the Company accounts for the activities of QND utilizing the equity method of accounting The Company recorded a loss from QND under the equity method of $464,755, representing the Company’s 50% portion of the activities of QND from inception (July 30, 2009) through September 30, 2009 (See Note 5).

Concentrations of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in interest and non-interest bearing transaction accounts at a Standard & Poor’s AAA rated domestic bank. Under the current Temporary Liquidity Guarantee Program of the Federal Deposit Insurance Corporation (“FDIC”), interest bearing transaction accounts are insured up to $250,000 and non-interest bearing transaction accounts are insured without limit. As of September 30, 2009 and 2008, the Company had approximately $0 and $3,009,000, respectively, of cash in excess of these limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Impairment of Long-Lived Assets:

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2009 and 2008, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Recently Adopted Accounting Pronouncements:

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

On October 1, 2008, the Company adopted the fair value measurement and disclosure requirements of ASC 820 “Fair Value Measurements and Disclosures”. ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. FASB ASC 820 is generally required to be applied on a prospective basis, except to certain financial instruments accounted for under FASB ASC 815 “Derivatives and Hedging” regarding accounting for derivative instruments and hedging activities, for which the provisions of FASB ASC 820 should be applied retrospectively.  On October 10, 2008, the FASB issued further clarification of the application fair value measurements in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of FASB ASC 820 did not have a material effect on the financial statements for the fiscal year ended September 30, 2009.

Effective October 1, 2008, the Company adopted the requirements of FASB ASC 825 “Financial Instruments” issued by the FASB in February 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Company’s Board of Directors long-term measurement objectives for accounting for financial instruments. Adoption of the standard had no effect on the Company’s financial position or results of operation.

In March 2008, the FASB issued amended and expanded disclosure requirements relating to accounting for derivative instruments and hedging activities under ASC 815. The objective of the amended and expanded requirements is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FASB ASC 815 now requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FASB ASC 815 applies to all derivative financial instruments, including bifurcated derivative instruments (including non-derivative instruments that are designed and qualify as hedging instruments) and related hedged items. The amended and expanded requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FASB ASC 815 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted the amended and expanded requirements of FASB ASC 815 on January 1, 2009, which did not have any impact on the Company’s financial statement presentation or disclosures.

Effective June 30, 2009, the Company adopted the requirements of FASB ASC 855 “Subsequent Events” which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued.  ASC 855 also sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should provide about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  Subsequent events have been evaluated by the Company through December 28, 2009.

In April 2009, the FASB issued requirements under ASC 825 to disclose the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It further requires such disclosures in the summarized financial information at interim reporting. On June 15, 2009, the Company adopted these interim disclosure requirements, which did not have any impact on the Company’s financial statement presentation or disclosures.

Recent Accounting Pronouncements:

In June 2009, the FASB amended the requirements relating to the accounting for variable interest entities under ASC 810.  The amendments require an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity, (“VIE”), based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of the primary beneficiary. They further amend the events that trigger a reassessment of whether an entity is a VIE. The amendments are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The Company does not expect that the adoption of these amendments will have a material impact on its results of operations or financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 - Property and Equipment

Property and equipment consisted of the following at September 30, 2009 and 2008:

	2009	2008
Office equipment	$33,264	$24,541
Computer equipment	11,564	11,564
Lab equipment	46,466	19,129
Leasehold Improvements	1,200	1,200
	92,494	56,434
Accumulated depreciation and amortization	(25,710)	(11,336)
	$66,784	$45,098

Depreciation and amortization expense for the years ended September 30, 2009 and 2008 amounted to $14,374, and $9,954, respectively.

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

Note 4 – Vitae License and Amendment

On May 11, 2007, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which the Company acquired an exclusive, worldwide sublicense (with the right to grant further sublicenses) to certain compounds and technology for all human and veterinary use, in order to research, develop and commercialize the compounds. The indications for the lead compounds are acute myeloid, solid cancers (lung and breast) and chemotherapy-induced neutropenia. The Company paid Vitae an aggregate of $2.15 million, comprised of an upfront license fee of $2.1 million and $50,000 for its inventory of the licensed compounds. As a milestone payment required under the license, the Company also issued to Vitae 1,756,732 shares of common stock, or such number representing 5.66% of the Company’s fully diluted shares, on October 17, 2007, the date it received acceptance of an Investigational New Drug Application (“IND”) by the United States Food and Drug Administration for a licensed compound that had not previously received an IND. The Company will also be required to pay, on Vitae’s behalf, the existing licensors additional milestone payments if it reaches FDA marketing approval for a product containing a licensed compound.

In addition to the aforementioned fees and milestone payments, the Company agreed to pay the original licensor of the compounds and Vitae specified revenue percentages of the Company’s net sales of products based on the licensed technology. The percentages vary from product to product, but when combined may total as much as 12% of the Company’s net sales. The Company must meet certain development milestones under the original license agreements with the existing licensors in order to maintain the rights to the licensed products, including, among others, filing at least one New Drug Application (“NDA”) in the U.S. or another major market for a product by May 10, 2011. The Company also agreed to pay Vitae a specified percentage of any sublicense revenues received from any sublicense of the licensed technology.

On December 31, 2008, the Vitae license was amended to include certain additional intellectual property and compounds potentially useful in dermatological therapeutic applications. In consideration of the amendment, the Company paid Vitae $125,000 in cash and issued 50,000 shares of common stock, valued at $2.00 per share.

The acquired assets, which consist of intellectual property and inventory of compounds at the date of acquisition and date of amendment, were determined to be in the research and development stage (the pre-clinical discovery stage). The primary compounds underlying the patents and licenses are to be used in ongoing research and development activities and are not determined to have any alternative future uses. Accordingly, pursuant to the provisions of FASB ASC 730, the Company has charged the costs of the acquired assets to expense.

Note 5 – Joint Venture with QuantRx Biomedical Corporation

On July 30, 2009, the Company and QuantRx Biomedical Corporation (“QuantRx”) entered into agreements to form QN Diagnostics, LLC, a Delaware limited liability company (“QND”). Pursuant to the agreements, QuantRx contributed certain intellectual property and other assets related to its lateral flow strip technology and related lateral flow strip reader technology with a fair value of $5,450,000, and NuRx contributed $5,000,000 in cash to QND. Following the respective contributions by NuRx and QuantRx to the joint venture, NuRx and QuantRx each own a 50% interest in QND. QND is managed by a Board of Managers consisting of members from both NuRx and QuantRx and an independent member mutually agreed by the members. The purpose of the joint venture is to develop and commercialize products incorporating the lateral flow strip technology and related lateral flow strip readers.

Under the terms of the agreements, QND made a $2,000,000 cash distribution to QuantRx. QuantRx is committed to further capital contributions aggregating $1.55 million, comprised of certain milestone payments under a technology purchase agreement in QuantRx common stock (fair value of $750,000); transfer of fixed assets with a fair value of $100,000 to QND at time requested by the QND Board of Managers; and a $700,000 sustaining capital contribution as required to sustain QND operations. If necessary, subsequent sustaining capital contributions will be made by QuantRx and NuRx on an equal basis.

QuantRx and QND also entered into a one year Development and Services Agreement, pursuant to which QND shall pay a monthly fee consisting of a base of $250,000 plus approved overages, not to exceed $3.7 million to QuantRx in exchange for QuantRx providing all services related to the development, regulatory approval and commercialization of lateral flow products.  For the period July 30, 2009 (inception) through September 30, 2009 an aggregate of $683,987 was paid by QND to QuantRx pursuant to this agreement with an additional $171,354 was accrued at September 30, 2009.

In connection with these transactions on July 30, 2009, NuRx received two warrants to purchase 2,000,000 shares of QuantRx common stock each, for an aggregate of 4,000,000 shares of QuantRx common stock. The warrants are separately stated as “Other Investments” (see Note 6).

Summarized financial information of QND for the period July 30, 2009 (inception) through the period ended September 30, 2009, is as follows:

•
revenues and gross profit: $50,000; net loss: $929,510. The Company recorded a loss from QND under the equity method of $464,755, representing the Company’s 50% portion of QND’s net loss. There were no intercompany profits to eliminate.

•
total assets of approximately $7,711,000 consisting of $2,061,000 in cash, $25,000 in contract receivables, $253,000 in prepaid expenses, $5,000 of fixed assets (net of $120 in accumulated depreciation) and $5,367,000 in intangible assets (net of $82,800 in accumulated amortization). Total payables approximated $190,000 at September 30, 2009.

The "Investment in Joint Venture” presented on the balance sheet at September 30, 2009 reflects the cash investment of $5,000,000, less the equity method loss for the period July 30, 2009 (inception) through September 30, 2009 of $464,755, less the $1,000,000 fair value of warrants in QuantRx received in connection with the formation of QND.

Pursuant to the LLC Operating Agreement, NuRx has the right, prior to the achievement of two specified milestones by QND and subject in certain circumstances to prior approval by QuantRx, to withdraw up to $1,500,000 of its capital contribution from the joint venture. If withdrawn, the funds must be returned to the joint venture within thirty days of the achievement of the respective milestone. The first milestone was achieved in November, 2009 and $1,000,000 was released into the QND operating account. As a result, NuRx may request withdrawal of up to $500,000 prior to achievement of the second milestone.

As of September 30, 2009, $15,625 included in other receivables was due from QND for reimbursement of compensation and related payroll costs related to the employment of a QND executive for which the Company acted as nominal employer on behalf of QND under the employment agreement with the executive. Under this agreement, the Company is obligated to advance compensation and related payroll costs for the executive through December 31, 2009, and QND is obligated to reimburse the Company for these advances upon receipt by QND of first cash flow from product sales.

Note 6– Other Investments

 The following table summarizes the Company’s long-term investments classified as available-for-sale at September 30, 2009:

	Cost	Gross unrealized gains	Unrealized losses	Fair value
Warrants to purchase QuantRx Biomedical Corporation common shares	$1,000,000	$—	$—	$1,000,000

The investments consist of two warrants to purchase 2,000,000 shares of QuantRx common stock each, for an aggregate of 4,000,000 shares of QuantRx common stock, received in connection with the formation of QN Diagnostics, LLC, on July 30, 2009. (See Note 5). The warrants expire on July 30, 2014 and have exercise prices of $0.50 and $1.25, respectively.

The fair value of the warrants at the date of issuance using the Black-Sholes pricing model was $1,000,000 using the following assumptions:

Assumptions
Expected Volatility	70%
Expected Dividends	-
Expected term, in years	5.0
Risk-free rate	3.24%

There was no change in fair value of the warrants for the period ended September 30, 2009.

FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1: Quoted prices (unadjusted) in active markets for an identical asset of liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2: Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange based derivatives, mutual funds, and fair-value hedges.

Level 3: Unobservable inputs for the assets or liability are only used when there is little, if any, market activity for the asset or liability at the measurement date. Financials assets and liabilities utilizing level 3 inputs include infrequently traded, non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

The warrants to purchase shares of QuantRx common stock are measured and recorded at fair value on the Company’s balance sheets using Level 2.

Note 7 - Related Party Transactions

On May 1, 2007, the Company entered into a consulting agreement with an affiliate to provide consulting services relating to strategic planning, investor relations and corporate governance for a monthly fee of $30,000, plus reimbursement of expenses, for a six-month period ended on October 31, 2007. The consulting agreement provided for automatic extensions at the end of each six-month term, unless terminated by either party at least 30 days prior to the end of such term. The agreement was terminated on October 30, 2008. For the years ended September 30, 2009 and 2008, and from inception (May 1, 2007) through September 30, 2009, the Company incurred costs of $30,000, $360,000, and $540,000, respectively, pursuant to this consulting agreement.

On November 5, 2007, the Company entered into a five year consulting agreement effective May 31, 2007 with a company wholly owned by an affiliate to provide the technical services of that affiliate along with other employees and resources of the consulting company. This contract was changed to “at-will” as discussed in Note 13. The consulting agreement superseded an existing five year employment agreement with that affiliate. For the years ended September 30, 2009 and 2008, and from inception (May 1, 2007) through September 30, 2009, the Company incurred costs of $140,000, $238,910, and $378,910, respectively under the consulting agreement (See Notes 13 and 15).

For the years ended September 30, 2009 and 2008, and for the period from inception (May 1, 2007) through September 30, 2009, the Company incurred and paid an aggregate of $0, $17,500, and $32,000 respectively, for advisory and corporate board meeting management, website and graphics design services provided by a company 100% owned by the spouse of a stockholder.

Note 8 - Stock Options and Warrants

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

On March 6, 2009, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all 1,406,000 shares under stock option grants previously issued through that date to an exercise price of $0.45 per share from the post reverse-split adjusted $4.00 exercise price at date of grant. The incremental compensation cost computed using the Black-Scholes option pricing model was $242,000. The amount of the incremental compensation cost attributable to options vested as of the date of re-pricing was $100,000 which was charged to expense at that date. The amount of incremental compensation cost attributable to option grants vesting after the date of re-pricing was $142,000, of which $36,000 was charged to expense during the year ended September 30, 2009, and the remaining $106,000 will be recognized over the remaining vesting period of the underlying grants. There were no other changes to the terms of any stock option grants (See Note 9).

Restricted shares of 12,500 have been issued under the Plan.

A summary of option activity under the Plan for the years ended September 30, 2009 and 2008 is as follows (shares and share prices reflect the 4:1 reverse split):

	For the year ended September 30,
	2009		2008
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock options at beginning of year	1,306,000	$0.45	931,000	$0.45
Stock options granted	650,000	$0.45	375,000	$0.45
Stock options forfeited	(117,940)	$0.45	-	$-

Stock options at end of year	1,838,060	$0.45	1,306,000	$0.45
Stock options exercisable at end of year	874,968	$0.45	422,102	$0.45

Shares available for future grant under Plan	1,899,440		2,431,500

The weighted average remaining life of outstanding options at September 30, 2009 was 42 months. The intrinsic value is not greater than the grant price.

Warrants

A summary of warrants issued during the years ended September 30, 2009 and 2008 is as follows:

	For the year ended September 30,
	2009		2008
		Weighted		Weighted
		Average Exercise		Average Exercise
	Shares	Price	Shares	Price
Warrants at beginning of year	3,087,500	$4.01	3,100,000	$4.02
Warrants issued	-	$-	-	$-
Warrants forfeited	-	$-	(12,500)	$8.00

Warrants at end of year	3,087,500	$4.01	3,087,500	$4.01

All warrants were exercisable at September 30, 2008 and 2009.

The weighted average remaining life at September 30, 2009 was 44 months. The intrinsic value is not greater than the grant price.

Note 9 - Share Based Payments

Pursuant to the provisions of FASB ASC 718 “Compensation – Stock Compensation”, the cost resulting from all share-based payment transactions (including, but not limited to grants of employee options, and warrants to purchase the Company’s common stock) shall be recognized in the statement of operations based on their fair values, unless related to capital financing.

The fair value of each option award and warrant grant for the years ended September 30, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Options	Warrants
Expected Volatility	75%	75%
Expected Dividends	-	-
Expected term, in years	3.5-4.0	4.75-6.0
Risk-free rate	1.4-4.9%	4.64-5.01%

On October 31, 2007, the Company received approval for an Investigational New Drug (“IND”) with respect to one of its drug candidates. This approval triggered a milestone payment under the Company’s license agreement with Vitae of 1,756,732 common shares, representing 5.66% of the Company’s fully diluted common stock on the effective date of the license agreement. The fair market value of these shares at October 31, 2007 was $2.00 per share, which resulted in a charge of $3,513,000 to in-process research and development expenses on that date and an increase in stockholders’ equity.

On November 28, 2007, the Company awarded options to purchase 50,000 shares of common stock to a new director at an exercise price of $4.00 per share (prior to re-pricing to $0.45 per share on March 6, 2009). The options vest 100% upon grant, and have a five year term. The fair value of the option award, estimated on the date of grant using the Black-Scholes option pricing model was $41,800 (prior to re-pricing to $0.45 per share on March 6, 2009). The option value of $41,800 was amortized to expense over the director’s initial 12 month board term; $7,600 and $34,200 for the years ended September 30, 2009 and 2008, respectively.

On May 15, 2008, the Company awarded options to purchase 250,000 shares of common stock to four employees at an exercise price of $4.00 per share (prior to re-pricing to $0.45 per share on March 6, 2009). The options vest one-third upon grant, the balance ratably over a period of 36 months so long as the employees continue in the employment of the Company. The options have a five year term which shall be extended to six months following termination if the employee continues to be employed on the fifth anniversary of the grant, but not beyond ten years from the date of grant. The fair value of these option awards, estimated on the date of grant using the Black-Scholes option pricing model was $187,000 (prior to re-pricing to $0.45 per share on March 6, 2009). The option value is amortized to expense over three years from the date of grant consistent with the vesting terms; $41,566 and $76,185 for the years ended September 30, 2009 and 2008, respectively.

On August 1, 2008, the Company awarded options to purchase 75,000 shares of common stock to an employee at an exercise price of $4.00 per share (prior to re-pricing to $0.45 per share on March 6, 2009). The options vest ratably over a period of four years so long as the employee continues in the employment of the Company. The option has a five year term which shall be extended to six months following termination if the employee continues to be employed on the fifth anniversary of the grant, but not beyond ten years from the date of grant. The fair value of these option awards, estimated on the date of grant using the Black-Scholes option pricing model, was $56,000 (prior to re-pricing to $0.45 per share on March 6, 2009); $14,000 and $2,333 for the years ended September 30, 2009 and 2008, respectively.

On October 28, 2008, the Company awarded options to purchase an aggregate of 100,000 shares of common stock to two new directors at an exercise price of $4.00 per share. The options vest 100% upon grant, and have a five year term. The fair value of the option awards estimated on the date of grant using the Black-Scholes option pricing model was $82,000 (prior to re-pricing to $0.45 per share on March 6, 2009). The option value was amortized to expense over the directors’ initial 12 month board term; $75,167 for the year ended September 30, 2009.

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

 On March 6, 2009, the Company awarded options to purchase an aggregate of 250,000 shares of common stock to an executive at an exercise price of $0.45 per share, the fair market value at that time. The options vest ratably over the 36 month period following the date of grant. The options have a five year term which shall be extended to six months following termination if the employee continues to be employed on the fifth anniversary of the grant, but not beyond ten years from the date of grant. The fair value of the option awards estimated on the date of grant using the Black-Scholes option pricing model was $54,000. The option value is amortized to expense over the 36 month vesting period; $10,500 for the year ended September 30, 2009.

On June 8, 2009, the Company awarded options to purchase an aggregate of 50,000 shares of common stock to a member of the Board of Directors at an exercise price of $0.45 per share. The options vest fully on the date of grant. The options have a five year term which shall be extended to six months following termination if the member continues to be employed on the fifth anniversary of the grant, but not beyond ten years from the date of grant. The fair value of the option awards estimated on the date of grant using the Black-Scholes option pricing model was $12,000.  The option value is amortized to expense ratably over the 12 month period following grant; $4,000 for the year ended September 30, 2009.

On September 18, 2009, the Company issued options to purchase 250,000 shares of the Company’s common stock to an executive of QND (See Note 5) at an exercise price of $0.45 per share. The options vest 25% upon the first anniversary of the grant, then 1/36th of the remaining balance on a monthly basis thereafter. The options have a five year life. The fair value of the option awards estimated on the date of grant using the Black-Scholes option pricing model was $49,000.  On November 6, 2009, the executive resigned from QND, none of the issued options vested, and no expense resulting from the issuance has been or will be recognized.

Note 10 - Lease Commitments

The Company entered into a three year lease of approximately 2,960 sq. ft. for premises located in Irvine, California in which it conducts its operations. The lease commenced July 15, 2007 and ends on July 31, 2010. The base rent is $4,096 per month through July 31, 2008, $4,243 per month through July 31, 2009, and $4,389 per month thereafter. In addition, the Company entered into a one year lease of approximately 100 sq. ft. in Nevada for sales and recruiting activities in connection with the QN Diagnostics point-of-care diagnostic devices directed to the law enforcement and hospitality market segments. The annual lease of $2,500 was prepaid in full at September 30, 2009. Rent expense for the years ended September 30, 2009 and 2008 was $69,610 and $61,329, respectively. Minimum payments under operating leases are approximately $48,400 through July 31, 2010.

Note 11 - Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carry-forwards, in-process research and development, share-based milestone payments and other temporary differences, aggregating approximately $6,274,000 and $4,153,000 at September 30, 2009 and 2008. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be realized, the Company has recorded a full valuation allowance at September 30, 2009 and 2008.

The Company has net Federal and California losses for tax purposes totaling approximately $9,685,000 and $9,610,000, respectively, which may be applied against future taxable income and will expire in 2028 and 2018. The California net operating loss carry-forward has been suspended for two years. Accordingly, there is no tax expense for the years ended September 30, 2009 and 2008, and the period inception (May 1, 2007) through September 30, 2009. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and cause a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

Significant components of the Company’s net deferred tax assets at September 30, 2009 and 2008 are as follows:

	Year ended September 30, 2009	Year ended September 30, 2008
Tax loss carryforwards	$3,692,000	$1,717,000
Share based compensation	361,000	167,000
In-Process R&D/share based milestone payments	2,177,000	2,251,000
Depreciation/Amortization/Gain/Loss	17,000	(1,000)
Vacation accrual	27,000	19,000
Valuation allowance	(6,274,000)	(4,153,000)
	$—	$—

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

	Year ended September 30, 2009	Year ended September 30, 2008	May 1, 2007 (inception) through September 30, 2009
Provision for income taxes at 34% statutory rate	$(1,856,000)	$(2,495,000)	(5,400,000)
State taxes, net of federal benefit	(319,000)	(429,000)	(928,000)
Change in valuation allowance	2,121,000	2,424,000	6,274,000
Other	54,000	—	54,000
	$—	$—	$—

The Company has not recorded any uncertain tax positions under FASB ASC 740 as of September 30, 2009 or 2008.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2009 and 2008, the Company has no accrued interest and penalties related to uncertain tax positions.

Effective October 1, 2007, the Company adopted changes issued by the FASB under ASC 740 that requires the recognition in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of the standard had no effect on the Company’s financial position or results of operations.

The Company is subject to taxation in the U.S. and California. The tax years 2006 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company currently is not under examination by any tax authority.

Note 12 – Piramal Agreement

On March 6, 2009, the Company entered into a development and commercialization agreement with Piramal Life Sciences, Limited (“Piramal”) with respect to compound NRX 5183 in India (the “Piramal Agreement”). Pursuant to the Piramal Agreement, Piramal has the exclusive right to develop, manufacture and exploit the NRX 5183 technology within India at its sole expense. The Company obtains the clinical data for use in registration in countries outside of India. Piramal will also reimburse the Company for development expenses incurred with regard to clinical trials in India up to $100,000. This reimbursement has been recorded as a receivable with a corresponding reduction of research & development expenses at September 30, 2009.

Note 13 – Executive Compensation

On April 15, 2009, the Company entered into amendments to the Consulting Agreement with SOQ, Inc. (a company owned by Dr. Parkash Gill, a Director of the Company and Chairman of the Scientific Advisory Board) and the Employment Agreements with each of Dr. Harin Padma-Nathan, the Company’s Chief Executive Officer, and Dr. Rosh Chandraratna, the Company’s Chief Scientific Officer, to change the term of each agreement from five years to “at-will”, allowing either party to terminate the agreements immediately upon written notice to the other party, with or without “Cause” or “Good Reason”. The agreements were also amended to eliminate the automatic renewal of the agreement each year for additional one-year periods (See Note 16).

On October 3, 2009, the Company terminated the at-will employment contract of Dr. Chandraratna and simultaneously entered into a consulting agreement with him to continue to provide the services of Chief Scientific Officer on an hourly basis terminable upon ten days written notice.

Note 14 – Stockholder Rights Plan

Effective June 1, 2009, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”). Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one one-hundreth of a share of Series C Preferred Stock at an initial exercise price of $5 per share. The Rights Plan is intended to assure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to protect stockholders’ interests in the event the Company is confronted with partial tender offers or other coercive or unfair takeover tactics.  Rights become exercisable upon the earlier of (i) ten days following the acquisition by a person or group of 20% or more of the Company’s outstanding common stock, and (ii) ten business days after the announcement of a tender offer or exchange offer to acquire 20% or more of the outstanding common stock. The continuing directors (defined as the directors who are not affiliated or associated with an acquiring person) may vote to extend these timeframes in their discretion. If such a person or group acquires 20% or more of the common stock, each right (other than such person’s or group’s rights, which will become void) will entitle the holder to purchase at an exercise price equal to 50% of the then current trading price of the Company’s common stock.  In the alternative, the Board of Directors may authorize issuance of one share of fully paid common stock for each right. If not redeemed, the rights will expire on June 1, 2014. These rights have become exercisable at September 30, 2009, but the exercise (distribution date) has been extended.

Note 15 – Settlement Agreement and Share Buy Back

On July 30, 2009, the Company completed the repurchase of 5,000,000 shares of its common stock, representing approximately 17.6% of its issued and outstanding shares of common stock. The shares were repurchased from former director Parkash Gill, M.D. pursuant to a Stock Purchase and Standstill Agreement dated July 27, 2009 (the “Purchase Agreement”). Dr. Gill resigned from the Board of Directors of the Company effective June 13, 2009. The Company cancelled the 5,000,000 shares of common stock.

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

Note 16 – Subsequent Events

Redemption of Control Shares under Nevada Control Shares Act

On October 29, 2009, pursuant to the authority provided in the Bylaws and pursuant to Nevada Control Share Act ((the “Nevada Act”), the Company called for redemption of the entire 10,832,876 common share holding of DYVA Management Ltd. and its affiliates (“DYVA”), which such shares represent 46.2% of the total issued and outstanding shares of the Company. Under the Nevada Act, the Company is entitled to call for redemption of DYVA’s shares at the average price paid by DYVA for its shares, which has been reported by DYVA to be for 833,298 Euros ($1,231,000).

On November 13, 2009, DYVA filed a complaint in the United States District Court, District of Nevada seeking declaratory and injunctive relief to halt the proposed redemption. In addition, the complaint seeks attorneys fees and costs to the extent permitted by law and any further and other relief the Court may deem proper.

Executive Compensation

On October 29, 2009, the Company granted options to purchase 500,000 shares of common stock to the Chief Executive Officer at an exercise price of $0.45 per share. The options vest ratably over the 36 months following the date of grant. The options have a five year term. The fair value of the option awards estimated on the date of grant using the Black-Scholes option pricing model was $101,000 using the following assumptions:

Assumptions
Expected Volatility	75%
Expected Dividends	-
Expected term, in years	3.5
Risk-free rate	1.75%

The option value is amortized to expense ratably over the 36 month period following the grant date.

In addition, on October 29, 2009, the CEO’s annual compensation was increased to $325,000 retroactive to September 24, 2009. No other changes were made to his “at will” employment agreement. An accrual for $2,010 has been included in accrued expenses at September 30, 2009.