Form 10-K/A
period 2009-09-30
NURX PHARMACEUTICALS, INC.
filed 2010-01-28
CIK 1174228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

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

As of December 31, 2009, 23,444,234 shares of common stock were outstanding.

EXPLANATORY NOTE

The purpose of this amendment is to provide the information required by Part III of Form 10-K, which was omitted from the Company’s Form 10-K as originally filed on December 29, 2009.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age and position held by each of our executive officers and directors. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position

Dr. Carl LeBel	51	Director, Chairman of the Board
Dr. Harin Padma-Nathan	53	Director, President and Chief Executive Officer
Dr. Rosh Chandraratna	61	Director, Chief Scientific Officer
Steven Gershick	54	Chief Financial Officer and Secretary
Dr. Sharyar Baradaran	41	Director
Kurt Brendlinger	48	Director
Dr. Marvin Rosenthale	76	Director

Business Experience and Directorships

The following summarizes the backgrounds of our current executive officers and directors.

Carl LeBel, PhD has served as a director since September 2008 and as Executive Chairman since February, 2009. Carl LeBel, Ph.D. is currently Chief Scientific Officer at Otonomy Inc., an emerging biopharmaceutical company focused on the development and commercialization of novel treatments for diseases of the inner and middle ear.  Previously Dr. LeBel was President and CEO at Akesis Pharmaceuticals Inc., and held numerous R&D management positions during a 14-year tenure at Amgen Inc.  He has extensive product development and commercialization experience in a number of disease settings, including metabolism, oncology, infectious disease, and neurodegenerative disorders.  Dr. LeBel also held preclinical development positions at Arthur D. Little Inc. and Alkermes Inc.  Dr. LeBel holds a B.S. in Chemistry from the University of Detroit, a Ph.D. in Biomedical Sciences/Toxicology from Northeastern University, and he was a National Institute of Environmental Health Sciences postdoctoral fellow in Community and Environmental Medicine at the University of California, Irvine.  In addition to being Executive Chairman of NuRx Pharmaceuticals Inc., he is also a director at Ash Stevens Inc., a privately held pharmaceutical contract manufacturer.

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

Rosh Chandraratna, Phd has served as a director since October 2008, and our Chief Scientific Officer since May 2007.  Dr. Chandraratna is a world-renowned authority in retinoid/rexinoid research and development. He has served in various R&D positions at Allergan, Inc., from 1984 to May 2004 including Vice President, Retinoid Research, where he directed a multidisciplinary group focused on drug discovery research primarily in the areas of dermatology, oncology and metabolic disease. Dr. Chandraratna is the sole inventor of tazarotene (Tazorac, Avage), and he led the Tazarotene Development Team from its inception through successful NDA and global regulatory filings. In addition to tazarotene, he is an inventor of five other drugs which are currently in human clinical trial or late preclinical development. Dr. Chandraratna was subsequently Senior Vice President, R&D, at Vitae Pharmaceuticals, Inc. from May 2004 until September 2006, where he led research and development efforts in the cancer, cancer supportive care and dermatology areas, and brought three compounds into clinical development. Prior to joining the Company, Dr. Chandraratna was Senior Vice President, R&D, at Acucela from September 2006 to May 2007, where he led all discovery research, preclinical development and clinical development activities in ophthalmology with particular emphasis on blinding retinal degenerative diseases. Dr. Chandraratna has published over 150 research articles and is an inventor on over 200 issued US Patents.

Steven Gershick, CPA was appointed as the Chief Financial Officer of the Company by the Board of Directors in September 2007. Mr. Gershick has served as a consultant to the Company since June 2007.  Mr. Gershick is also the Chief Financial Officer of Santa Monica Capital Partners. From July 2007 through September 2009, he served as financial and securities regulation consultant to Santa Monica Media Corporation from July 2007 through September 2009. Prior to such positions, he served as Chief Financial Officer of PrimeGen Biotech, LLC, a stem cell research company, since 2004, and as a financial and securities regulation consultant for St. Cloud Capital Partners, LP, an SBIC providing mezzanine financing to middle market companies, since 2006. From 2002 until 2005, Mr. Gershick served as a financial and securities regulations consultant and as Chief Financial Officer of Case Financial, Inc., a publicly traded specialty finance company.  Prior to such engagements, Mr. Gershick served as President and Chief Executive Officer of Spatializer Audio Laboratories, Inc. and its operating subsidiaries from 1992 to 1998 and as Chairman from 1995 to 1998. Mr. Gershick has been a certified public accountant since 1979.

Sharyar Baradaran, DDS has been a director since June 2007. He also has served as Chief Executive Officer and chairman of BaradaranVentures, a privately held investment fund located in Los Angeles, California since January 2001. Since November 2003, Dr. Baradaran has served on the board of directors of InnerWorkings Inc., (NASDAQ - INWK), a leading provider of print and related procurement services to corporate clients utilizing a propriety technology and database creating a competitive bid process to procure, purchase and deliver printed products as part of a comprehensive outsourced enterprise solution and in individual transactions. From June 2002 until December 2004, and subsequently from August, 2006 to the present, Dr. Baradaran served on the advisory board of ISENSIX Inc., a propriety wireless and web-based system providing safety/quality management solutions for vital systems in hospital, blood bank, and clinical laboratories. From April 2006 through September 2009, Dr. Baradaran has been a director of Santa Monica Media Corporation (AMEX.MEJ), a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset or stock acquisition or other similar business combination with an operating business in the communications, media, gaming and/or entertainment industries. Dr. Baradaran serves on the Nominating, Compensation and Audit committees of the Board of Directors of the Company.

Kurt Brendlinger has been a director of the Company since April 2007. He also has been a partner of Santa Monica Capital Partners, LLC, a consulting firm where he is responsible for corporate and business development and strategy, capital raising, and seeking investment opportunities since June 2005. Mr. Brendlinger is also a Managing Director of Aaron Fleck & Associates, LLC, a registered investment advisor where he is responsible for deal sourcing, capital raising, venture capital and private equity investments and asset management, since July 2004. From January 2002 to June 2004, Mr. Brendlinger was Chief Executive Officer and President of Rainmakers, Inc., an internet marketing services company for the entertainment industry and served as its Chief Executive Officer through June 2009. Since June 2005, Mr. Brendlinger has been the Chief Financial Officer and a director of Santa Monica Media Corporation (AMEX.MEJ), a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset or stock acquisition or other similar business combination with an operating business in the communications, media, gaming and/or entertainment industries. Since October 2006, Mr. Brendlinger has been the Secretary and a director of ProElite, Inc. (PETE.PK), a company that conducts a mixed martial arts business both live and on line.  Mr. Brendlinger serves on the Nominating, Compensation and Audit Committees of the Company.

Marvin Rosenthale, PhD has served as a director since September 2008. Dr. Rosenthale has served as President and CEO of Allergan Ligand Retinoid Therapetics, Inc., having joined as Vice President in 1993. Previously, over a period of 16 years, Dr. Rosenthale served in a variety of executive positions at Johnson & Johnson, including Vice President, Drug Discovery Worldwide, at R.W. Johnson Pharmaceutical Research Institute, and director of the divisions of pharmacology and biological research and executive director of drug discovery research at Ortho Pharmaceutical. From 1960 to 1977, Dr. Rosenthale served in various positions with Wyeth Laboratories. Dr. Rosenthale currently serves on the boards of directors of several public and privately-held companies, and is a consultant to the pharmaceutical industry. Dr. Rosenthale received a Ph.D. in pharmacology from Hahnemann Medical College, a M.Sc. in pharmacology from Philadelphia College of Pharmacy & Science and a B.Sc. in pharmacy from the Philadelphia College of Pharmacy & Science.  Dr. Rosenthale serves on the Nominating Committee of the Board of Directors of the Company.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of the executive officers or directors of the Company have been involved in any material legal proceedings which occurred within the last five years of the types required to be disclosed under Regulation S-K.

Attendance at Annual Meetings

Our policy is to encourage, but not require, members of the Board to attend annual stockholder meetings.  Each of our directors attended our Annual Meeting of Stockholders for the fiscal year ended September 30, 2008 which was held on February 18, 2009.

CORPORATE GOVERNANCE

Code of Ethics

We have established a code of ethics and insider trading policy that applies to our directors, officers and employees. We also will provide without charge a copy of the code of ethics to any person who so requests by a letter addressed to the Corporate Secretary, NuRx Pharmaceuticals, Inc., 18 Technology, Suite 130, Irvine, California 92618.

Board of Directors Structure and Committees

During the fiscal year 2009, the Board consisted of between seven and nine directors. The Board met 21 times during the fiscal year 2009.  Each director attended at least 75% of the board meetings and meetings of the committee(s) in which he served, if applicable.  The Board has the following standing committees: Nominating Committee, Compensation Committee and Audit Committee.

Nominating Committee

The Nominating Committee recommends to the full Board of Directors the nominees for election as director of the Company.  The Nominating Committee operates under a written charter adopted by the Board in May 2008.  The Nominating Committee met once in December 2008 to recommend nominees for election at the Annual Meeting held February 18, 2009.  The Nominating Committee will consider qualified director nominees recommended by stockholders for election in 2009 and beyond.  Messrs. Baradaran, Brendlinger, Rosenthale and LeBel are the current members of the Nominating Committee. There was one meeting of the committee during fiscal 2009.

Compensation Committee

The Compensation Committee was formed in May 15, 2008 and currently consists of Messrs. Baradaran and Brendlinger.  Only Mr. Baradaran is independent.  There was one meeting of the committee during fiscal 2009.  The Compensation Committee reviews and recommends to the Board the compensation guidelines and stock option grants for executive officers and other key employees of the Company.  The Compensation Committee operates under a written charter adopted by the Board in May 2008.  The principal functions of this committee are to:

•	Discharge the Board’s responsibilities relating to determining and approving the goals, objectives and the compensation structure for the executive officers,
•	Review the performance of the executive officers, and
•	Review the Company’s management resources, succession planning and development activities.

Audit Committee

The Audit Committee currently consists of Messrs. Baradaran and Brendlinger. The Company does not currently have an audit committee financial expert.  Previously, Evan Levine served as the Company's audit financial expert. On January 25, 2010, Mr. Levine resigned as a director of the Company for personal reasons. The Company is currently searching for  a replacement to serve as audit committee financial expert. Only Mr. Baradaran is an independent director. The purpose of the audit committee is to oversee the accounting and financial reporting processes of the Company and audits of its financial statements. There was one meeting of the committee during fiscal 2009.

Scientific Advisory Board

Our Scientific Advisory Board was disbanded during fiscal year 2009 as the Company decided to pursue business opportunities unrelated to our retinoid/rexinoid drug development activities.  Dr. Gill resigned as Chairman of the Scientific Advisory Board simultaneous with the resignation of his board position in June 2009.

Security Holder Communications

Stockholders who would like to send communications to the Board may do so by submitting such communications to Board of Directors, c/o Corporate Secretary, NuRx Pharmaceuticals, Inc., 18 Technology, Irvine, California  92618.  The Board’s current policy is to disseminate communications received in this manner to all members of the Board of Directors.  The Board suggests, but does not require, that such submissions include the name and contact information of the security holder making the submission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of the outstanding shares of our common stock (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended September 30, 2009, all Reporting Persons complied with all applicable Section 16 filing requirements on a timely basis, except for the following exceptions:

•	a Form 3 was not timely filed by Carl LeBel related to an option grant;
•	a Form 3 was not timely filed by Marvin Rosenthale related to an option grant;
•	a Form 4 was not timely filed by Evan Levine related to an option grant and a Form 4 was not timely filed related to 11,500 shares gifted to third persons;
•	a Form 4 was not timely filed by Sharyar Baradaran related to an acquisition of warrants; and
•	a Form 4 was not timely filed by Harin Padma-Nathan related to an acquisition of warrants.

To the Company’s knowledge, there were no other late reports of any transactions by these Reporting Persons.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Compensation Committee is responsible for overseeing the administration of the Company’s executive compensation programs, establishing and interpreting the Company’s compensation policies and approving all compensation paid to executive officers, including the named executive officers listed in the Summary Compensation Table.

The following table summarizes compensation paid or, or earned by the Company’s named executive officers for the fiscal year ended September 30, 2009.   The listed individuals are referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Harin Padma-Nathan	2009	213,231	—	219,105	(3)	—	—	—	432,336
Chief Executive Officer (2)	2008	203,077	—	150,000		—	—	—	353,077
Steven Gershick	2009	191,423	—	31,129	(4)	—	—	—	222,552
Chief Financial Officer(3)	2008	120,831	—	22,815		—	—	—	143,646
Dr. Rosh Chandraratna	2009	266,387	—	—		—	—	—	266,387
Chief Scientific Officer(4)	2008	253,751	—	—		—	—	—	253,751

(1)  This value represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 and 2009 fiscal years for the fair value of stock options granted to the Named Executive Officers in fiscal years 2008 and 2009, in accordance with FASB ASC-718 “Compensation-Stock Compensation”. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2008 and 2009 grants, refer to Notes 8 and 9 of our financial statements in our Annual Report on Form 10-K filed on December 29, 2009. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

(2) Dr. Padma-Nathan was appointed as Chief Executive Officer on May 31, 2007. See “Information with respect to each Director, Nominee and Executive Officers”, and “Corporate Governance” of this Form 10-K/A.
(3) Includes $69,105 incremental compensation cost related to the re-pricing on March 6, 2009 of outstanding options to purchase 868,500 shares then outstanding.
(4) Includes $8,185 in incremental compensation cost related to the re-pricing on March 6, 2009 of outstanding options to purchase 75,000 shares then outstanding.

Perquisites and Other Benefits

Perquisites for executive officers are limited in scope and value and are generally consistent with those provided to other employees.  We maintain a health insurance plan for the benefit of all eligible employees, including our executive officers.  The Company pays for spouse or family coverage for executives.  These benefits are offered on the same basis to all employees.  We also maintain a qualified 401(k) retirement savings plan that is available to all eligible employees.  No supplementary non-qualified plan is available to executives.  The above benefits are available to our executive officers on the same basis as all other eligible employees.

Employment Agreements, Severance Agreements and Change of Control Arrangements

The Company has entered into employment agreements with its executive officers and key employees.

Dr. Harin Padma-Nathan has served as our Chief Executive Officer and President since May 31, 2007. We entered a five-year employment agreement with Dr. Padma-Nathan pursuant to which we agreed to pay Dr. Padma-Nathan an annual salary of $200,000 during the first year of his employment. Thereafter, the salary increases by a minimum of 5% on May 31 of each year during the term of his employment. Dr. Padma-Nathan’s agreement also provides him an option to purchase up to 868,500 shares of our common stock at an exercise price of $0.45 (after the re-pricing on March 6, 2009) on the terms and conditions of our 2007 Plan. The agreement provides discretion for our Board to grant a bonus to Dr. Padma-Nathan based upon our and Dr. Padma-Nathan’s performance.  On April 15, 2009, the Company entered into an amendment to the Employment Agreement with Dr. Padma-Nathan to change the term of the agreement from five years to “at-will”, allowing either party to terminate the agreement immediately upon written notice to the other party, with or without “Cause” or “Good Reason”. The agreement was also amended to eliminate the automatic renewal of the agreement each year for additional one-year periods.

Dr. Rosh Chandraratna serves as our Chief Scientific Officer. We entered into a five-year employment agreement with Dr. Chandraratna on May 25, 2007, which presently expires on June 4, 2012, pursuant to which he receives $250,000 per year, subject to annual minimum increases of 5%. The agreement provides discretion for our Board to grant a bonus to Dr. Chandraratna based upon our and his performance. This agreement can be terminated by either of us for cause or by Dr. Chandraratna for good reason, as such terms are defined in the agreement. On April 15, 2009, the Company entered into an amendment to the Employment Agreement with Dr. Chandraratna to change the term of the agreement from five years to “at-will”, allowing either party to terminate the agreement immediately upon written notice to the other party, with or without “Cause” or “Good Reason”. The agreement was also amended to eliminate the automatic renewal of the agreement each year for additional one-year periods.  On October 3, 2009, the employment agreement with Dr. Chandraratna was terminated.  Dr. Chandraratna continues to serve as Chief Scientific Officer pursuant to an hourly consulting agreement.

Steven Gershick has served as our Chief Financial Officer since September 20, 2007. We entered into a five-year employment agreement with Mr. Gershick pursuant to which the Company agreed to pay Mr. Gershick an annual salary of $120,000 on a part-time and non-exclusive basis during the first year of his employment. Thereafter, the salary increases by a minimum of 5% each year during the term of his employment. The agreement provides discretion for the Company’s Board to grant a bonus to Mr. Gershick based upon the performance of the Company and Mr. Gershick. This agreement can be terminated by either the Company for cause or by Mr. Gershick for good reason, as such terms are defined in the agreement.  Effective April 1, 2009, at request of the Company, Mr. Gershick converted to a full-time employee at the annual compensation rate of $252,000.

Stock Option Grants

The following table sets forth information as of September 30, 2009 concerning unexercised options, unvested stock and equity incentive plan awards for the Named Executive Officers in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED SEPTEMBER 30, 2009

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(4)	Option Expiration Date
Dr. Harin Padma-Nathan, Chief Executive Officer (1)	390,825	477,675	—	0.45	5/31/2012
Steven Gershick, Chief Financial Officer (2)	47,222	27,778	—	0.45	5/15/2013
Steven Gershick, Chief Financial Officer (3)	48,611	201,389	—	0.45	3/6/2014

(1) On May 31, 2007, in connection with the employment agreement as Chief Executive Officer, Dr. Padma-Nathan was issued options to purchase 868,500 shares of common stock of the Company for an exercise price (giving effect to the re-pricing on March 6, 2009) of $0.45 per share. The option shares vest in equal installments every 90 days from the date of the agreement over the course of his 5 year employment agreement. Dr. Padma-Nathan’s options are to be treated for tax purposes as incentive stock options to the extent they meet such criteria.

(2) On May 15, 2008, in connection with the employment agreement as Chief Financial Officer, Mr. Gershick was issued options to purchase 75,000 shares of common stock of the Company for an exercise price (giving effect to the re-pricing on March 6, 2009) of $0.45 per share. The option shares vested 1/3 upon grant, with the balance to vest ratably over 36 months. Mr. Gershick’s options are to be treated for tax purposes as incentive stock options to the extent they meet such criteria.

(3)  On March 6, 2009, in connection with the employment agreement as Chief Financial Officer, Mr. Gershick was issued options to purchase 250,000 shares of common stock of the Company for an exercise price of $0.45 per share. The option shares vest ratably over 36 months. Mr. Gershick’s options are to be treated for tax purposes as incentive stock options to the extent they meet such criteria.

(4) On March 6, 2009, the Board of Directors re-priced all options outstanding on that date to their fair value of $0.45 per share from the reverse-split adjusted price of $4.00 per share.

Stock Option Plan

            In September 2007, we adopted the 2007 Plan, pursuant to which we are authorized to grant awards of up to 3,750,000 shares of common stock to our employees, officers, directors, consultants and advisors, subject to adjustment provisions of the 2007 Plan that are applicable in the event of a stock dividend, stock split, reverse stock split, recapitalization, combination, reclassification, security issuance or similar transaction.

The 2007 Plan is administered by the Compensation Committee of the Board. The Compensation Committee may also delegate nondiscretionary administrative duties to such employees of the Company as it deems appropriate and proper.

The Compensation Committee recommends to the Board names of the persons to whom awards shall be made, the number of shares to be covered by each award, and the terms thereof.  In doing so, the Compensation Committee takes into account the duties of the respective persons, their present and potential contributions to the success of the Company and such other factors as the committee shall deem relevant in connection with accomplishing the purposes of the 2007 Plan. Under the 2007 Plan, the Board can make awards of options, stock appreciation rights (“SARs”), performance shares, and restricted stock. Each type of award may be made alone, in addition to, or in relation to any other type of award. Unless otherwise determined by our Board, awards granted under the 2007 Plan are not transferable other than by will or by the laws of descent and distribution.  No award shall have a term exceeding ten years, measured from the date of the grant.

In the event that the Company or the division, subsidiary or other affiliated entity for which a 2007 Plan participant performs services is sold, merged, consolidated, reorganized or liquidated, all unvested options immediately vest. Furthermore, the Board may take any one or more of the following actions as to outstanding awards: (i) provide that such awards shall be assumed, or substantially equivalent awards shall be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) on such terms as the Board determines to be appropriate, (ii) upon written notice to 2007 Plan participants, provide that all unexercised options or SARs shall terminate immediately prior to the consummation of such transaction unless exercised by the 2007 Plan participant within a specified period following the date of such notice, (iii) in the event of a sale or similar transaction under the terms of which holders of the common stock of the Company receive a payment for each share surrendered in the transaction, make or provide for a payment to each option and/or SAR holder equal to the amount such holder would receive if they had exercised the option or SAR immediately prior to such sale, or (iv) make such other adjustments, if any, as the Board determines to be necessary or advisable to provide each 2007 Plan participant with a benefit substantially similar to that to which the 2007 Plan participant would have been entitled had such event not occurred.

The Board may amend, suspend or terminate the 2007 Plan or any portion thereof at any time; provided, however, that no amendment shall be made without stockholder approval if such approval is necessary to comply with any applicable tax or regulatory requirement. The Board may amend, modify or terminate any outstanding award, including substituting therefore another award of the same or a different type, and changing the date of exercise or realization, provided that the 2007 Plan participant’s consent to such action shall be required unless the Board determines that the action, taking into account any related action, would not materially and adversely affect the 2007 Plan participant.

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

As of September 30, 2009, there were outstanding options under the 2007 Plan to purchase approximately 1,838,060 shares of our common stock at a weighted- average exercise price of approximately $0.45 per share, and 12,500 shares of restricted stock.

Compensation of Directors

During the fiscal year ended September 30, 2008, the Board of Directors adopted a plan to compensate independent directors $20,000 annually, and $10,000 annually for participation on each of the Compensation, Nominating and Audit Committees.  Effective October 1, 2009, the compensation plan for independent directors was withdrawn.

 In addition, the following options were awarded to independent directors during 2009:

On October 28, 2008, the Company awarded options to purchase 50,000 shares of common stock to each of Messrs. LeBel and Rosenthale at an exercise price (giving effect to the re-pricing on March 6, 2009) of $0.45 per share. The options vest 100% upon grant, and have a five year term. The fair value of each option award estimated on the date of grant using the Black-Scholes option pricing model was $41,000.

On June 8, 2009, the Company awarded options to purchase 50,000 shares of common stock to Evan Levine at an exercise price of $0.45 per share. The options vest fully on the date of grant and have a five year term. The fair value of the option awards estimated on the date of grant using the Black-Scholes option pricing model was $12,000. On January 25, 2010, Mr. Levine resigned as a director.

The following table sets forth information concerning the compensation paid to each of our directors during 2009 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED SEPTEMBER 30, 2009

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(1)(6)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Dr. Harin Padma-Nathan (2)	—		—	—	—	—	—		—
Kurt Brendlinger	25,333		—	—	—	—	—	(3)	25,333
Dr. Sharyar Baradaran	29,000		—	9,000	—	—	—		38,000
Dr. Marvin Rosenthale	22,000		—	45,833	—	—	—		67,833
Dr. Carl LeBel	56,187	(4)	—	45,833	—	—	—		102,020
Dr. Rosh Chandraratna (2)	—		—	—	—	—	—		—
Evan Levine (7)	69,759	(5)	—	4,000	—	—	—		73,759

(1) Column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of stock options granted to the named director in fiscal year 2009, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2009 grants, refer to Note 8 and Note 9 of our financial statements in our Annual Report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

(2)  The compensation received from the Company was disclosed in full under the Summary Compensation Table. He receives no additional compensation for his services as a director.

(3) Mr. Brendlinger is an affiliate of Santa Monica Capital Partners, LLC. Santa Monica Capital Partners II provided consulting services to the Company through October 31, 2008. This agreement contemplates Mr. Brendlinger’s service as director. See “Certain Relationships, Related Transactions, and Director Independence” of this From 10-K/A.

(4) Includes $34,187 in hourly consulting fees as Executive Chairman.

(5) Includes $5,259 in reimbursed expenses and $34,000 in consulting fees paid for assistance in connection with the QN Diagnostics, LLC joint venture with QuantRx Biomedical Corporation, unrelated to services as a director.

(6) The aggregate number of options held by each director at September 30, 2009 is as follows:

Name	Options held at September 30, 2009

Dr. Harin Padma-Nathan	868,500
Kurt Brendlinger	—
Dr. Sharyar Baradaran	50,000
Dr. Marvin Rosenthale	50,000
Dr. Carl LeBel	50,000
Dr. Rosh Chandraratna	—
Evan Levine	50,000

(7) On January 25, 2010, Mr. Levine resigned as a director.

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

Our Bylaws provide for the indemnification of our directors and officers to the fullest extent permitted by Nevada law. Our Bylaws further provide that our Board has discretion to indemnify our other employees. We are also required to advance, prior to the final disposition of any proceeding, promptly on request all expenses incurred by any director or executive officer in connection with that proceeding, provided however that if so required by Nevada law, the advance of such expenses shall be made only upon delivery to the Company of an undertaking by or on behalf of that director or executive officer to repay any advanced amounts if it should be determined ultimately that he or she is not entitled to be indemnified under our Bylaws or otherwise.

In the agreement that we entered into with Dr. Padma-Nathan, our President and Chief Executive Officer, we agreed to indemnify him for all claims arising out of performance of his duties, other than those arising out of his breach of the agreement or his gross negligence or willful misconduct.  On September 18, 2008, the Board adopted a form of indemnification agreement to be entered into with each of our directors and executive officers.  Such form agreement provides, among other things, that we will indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by any such person in any action or proceeding by reason of their position as a director, officer, employee, agent or fiduciary of our Company, any subsidiary of our Company or any other company or enterprise to which such executive officer or director serves at the Company’s request.  We also purchase director and officer liability insurance (“D&O insurance”) for the benefit of our directors and executive officers.  We believe that indemnification agreements and D&O insurance are necessary to attract and retain qualified persons as directors and executive officers.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

Except as otherwise noted, the following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2009, for: (i) each person who is known by us to beneficially own more than five percent of our common stock, (ii) each director and each nominee for election as a director, (iii) our Named Executive Officers, as defined in Regulation S-K Item 402(a), and (iv) all directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable within 60 days. Information with respect to beneficial ownership has been furnished to us by each director, executive officer and 5% or more stockholder, as the case may be. Unless otherwise indicated by footnote, to our knowledge, each stockholder possesses sole voting and investment power over the shares listed, except for shares owned jointly with that person’s spouse.  There were 23,444,234 shares of common stock issued and outstanding as of December 31, 2009.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Total
Dr. Harin Padma-Nathan (2) Director, CEO and President	2,380,730	9.6%
Kurt Brendlinger (3) Director	2,582,875	11.0%
Dr. Sharyar Baradaran (4) Director	3,451,250	13.5%
Dr. Marvin Rosenthale (5) Director	50,000	*
Dr. Carl LeBel (6) Director	50,000	*
Dr. Rosh Chandraratna (7) Chief Scientific Officer	1,250,000	5.3%
Evan Levine(8) Director	1,343,173	5.7%
Steven Gershick (9) Chief Financial Officer and Secretary	139,999	*
Executive Officers and Directors as a Group (Eight persons)	11,248,027	41.0%
Santa Monica Capital Partners II, LLC (10) 11845 W. Olympic Boulevard, # 1125W Los Angeles, CA 90064	2,437,500	10.4%
Dyva Holding Ltd(11) c/o DYVA Management Ltd. Bahnhofstrasse 10 P.O. Box 324, CH-6301, Zug, Switzerland	10,832,876	46.2%
Vitae Pharmaceuticals, Inc. (12) 502 West Office Center Drive Fort Washington, PA 19034	1,806,732	7.7%

* Less than 1%.

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as our address.

(2) These shares include 125,000 shares held in an IRA trust account and Dr. Padma-Nathan’s options to purchase 462,028 shares that vested through December 31, 2009 and 71,203 shares vesting in 60 days following December 31, 2009.  The vested options consist of 434,250 from the option to purchase 868,500 shares granted to Dr. Padma-Nathan on May 31, 2007, and 27,778 from the option to purchase 500,000 shares granted on October 29, 2009.  Both options were granted pursuant to his employment agreement with the Company.  The May 31, 2007 option grant vests in installments of 43,425 shares every 90 days from date of grant and the October 29, 2009 option grant vests in installments of 13,889 shares monthly.  The fair value of the option award granted on October 29, 2009 was estimated at $101,000 on the date of grant using the Black-Scholes option pricing model.  In addition, these shares include fully exercisable warrants to purchase 922,500 shares expiring May 2013.

(3) These shares are owned 145,375 by E’s Holdings, Inc. a California corporation owned 100% by Mr. Brendlinger and 2,437,500 shares owned by Santa Monica Capital Partners II, LLC. Mr. Brendlinger owns a one-third membership interest through E’s Holdings, Inc. Mr. Brendlinger disclaims beneficial ownership of the shares owned by Santa Monica Capital Partners II, LLC in excess of his percentage ownership of Santa Monica Capital Partners II, LLC.

(4) These shares include 1,248,750 shares that are owned by the Baradaran Revocable Trust. Dr. Baradaran is deemed to beneficially own these shares because he has investment and voting power over the shares. These shares also include the 50,000 shares underlying the option granted to Dr. Baradaran on July 20, 2007. This option is 100% vested and has a five year term which shall be extended to six months following termination if Mr. Baradaran continues to be providing services on the fifth anniversary of the grant, but not beyond ten years from the date of grant.  The fair value of the option award was estimated at $43,200 on the date of grant using the Black-Scholes option pricing model.  The shares also include fully exercisable warrants to purchase 2,152,500 shares expiring May 2013.

(5) These shares include 50,000 shares underlying the option granted to Mr. Rosenthale on October 28, 2008.  This option is 100% vested and has a five year term which shall be extended to six months following termination if Mr. Rosenthale continues to be providing services on the fifth anniversary of the grant, but not beyond ten years from the date of grant.  The fair value of the option award was estimated at $41,000 on the date of grant using the Black-Scholes option pricing model.

(6) These shares include 50,000 shares underlying the option granted to Mr. LeBel on October 28, 2008.  This option is 100% vested and has a five year term which shall be extended to six months following termination if Mr. LeBel continues to be providing services on the fifth anniversary of the grant, but not beyond ten years from the date of grant.  The fair value of the option award was estimated at $41,000 on the date of grant using the Black-Scholes option pricing model.

(7) These shares are owned directly by Mr. Chandraratna.

(8) These shares include 1,130,615 shares held by Mark Capital, LLC, a private investment company wholly owned by Mr. Levine and 162,558 shares held by Mr. Levine as custodian for the benefit of his minor children.  These shares also include the 50,000 shares underlying the option granted to Mr. Levine on June 8, 2009.  This option is 100% vested and has a five year term which shall be extended to six months following termination if Mr. Levine continues to be providing services on the fifth anniversary of the grant, but not beyond ten years from the date of grant.  The fair value of the option award was estimated at $12,000 on the date of grant using the Black-Scholes option pricing model. On January 25, 2010, Mr. Levine resigned as a director.

(9) These shares include 120,833 vested at December 31, 2009 and 16,666 shares vesting in 60 days following December 31, 2009.The vested shares include 51,389 vested shares underlying the 75,000 share option granted to Mr. Gershick on May 15, 2008 and 69,444 vested shares underlying the 250,000 share option granted to Mr. Gershick on March 6, 2009.  The May 15, 2008 option vested 1/3 upon the date of grant with the balance vesting ratably over 36 months.  Mr. Gershick’s options have a five year term which shall be extended to six months following termination if Mr. Gershick continues to be providing services on the fifth anniversary of the grant, but not beyond ten years from the date of grant.  The March 6, 2009 option vests ratably 1/36 each month and using the Black-Scholes option pricing model on the date of grant, the fair value of the May 15, 2008 option award was estimated at $56,000 and the fair value of the March 6, 2009 option award was estimated at $54,000.

(10) These shares are owned by Santa Monica Capital Partners II, LLC.  Mr. Bredlinger owns a one-third membership interest through E’s Holdings, Inc., a California corporation.  Mr. Brendlinger disclaims beneficial ownership of the shares owned by Santa Monica Capital Partners II, LLC in excess of his percentage ownership of Santa Monica Capital Partners II, LLC.

(11) These shares constitute those reported by Dyva Holding Ltd in its Form 13D  filing on June 22, 2009.

(12) These shares include the 1,756,732 shares issued effective October 17, 2007 in connection with the achievement of contractual milestones under the Vitae License Agreement dated May 11, 2007 and 50,000 shares delivered pursuant to the Amended and Restated IP Transfer and Data License Agreement with Vitae dated December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes, as of September 30, 2009, the number of securities to be issued upon the exercise of outstanding derivative securities (options and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders	1,838,060	$0.45	(1)	1,899,440	(2)
Equity compensation plans not approved by security holders	—	—		-
Total	1,838,060	$0.45		1,899,440

(1)   On March 6, 2009, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all 1,406,000 shares under stock option grants previously issued through that date to an exercise price of $0.45 per share from the post reverse-split adjusted $4.00 exercise price at date of grant. The incremental compensation cost computed using the Black-Scholes option pricing model was $242,000. There were no other changes to the terms of any stock option grants.

(2)  Reflects reduction for 12,500 shares granted pursuant to the plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions and Director Independence

During the fiscal year ended September 30, 2009, the Company has engaged in the following related transactions as described in Item 404 of Regulation S-K:

Kurt Brendlinger holds a one-third membership interest in Santa Monica Capital Partners, LLC, a California limited liability company, through E’s Holdings, Inc., a California corporation. Santa Monica Capital Partners was retained by us to provide consulting services relating to strategic planning, investor relations and corporate governance for a monthly fee of $30,000 for a six-month period from May 1, 2007 to October 31, 2007, for an aggregate fee of $180,000.  The consulting agreement has a provision providing for automatic extensions at the end of each 6-month term, unless either party provides 30-day written notice stating that such party does not wish to extend the consulting agreement prior to end of such term.  The agreement was extended to October 31, 2008, and was not renewed.  For the years ended September 30, 2009 and 2008 the Company incurred $30,000 and $360,000, respectively pursuant to this consulting agreement.

On November 5, 2007, we entered into a five year consulting agreement with SOQ, Inc., a life sciences company affiliated with Dr. Gill, a member of the Company’s Board of Directors.  Under the agreement, SOQ, Inc. will furnish the services to the Company to facilitate the clinical trials of NuRx compounds. In exchange, SOQ, Inc. will receive consideration of $200,000 per year, with a minimum increase of 5% each year during the term of the agreement.  The agreement provided discretion for the Company’s Board to grant a bonus to SOQ, Inc. based upon the performance of the Company and SOQ, Inc.  In May, 2009, the consulting agreement was amended to an “at will” agreement, which Dr. Gill terminated in June 2009  For the years ended September 30, 2009 and 2008, the Company incurred $140,000 and 238,910, respectively under the consulting agreement.

Director Independence

As of the date of this report, Messrs. Baradaran, Rosenthale and LeBel are considered “independent” as defined under the Nasdaq Stock Market’s listing standards.  In determining independence, the Board reviews whether directors have any material relationship with us.  The Board considers all relevant facts and circumstances. In assessing the materiality of a director’s relationship to us, the Board is guided by the standards set forth below and considers the issues from the director’s standpoint and from the perspective of the persons or organizations with which the director has an affiliation. The Board reviews commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, if applicable. An independent director must not have any material relationship with us, either directly or indirectly as a partner, stockholder or officer of an organization that has a relationship with us, or any other relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

A director will not be considered independent in the following circumstances:

(1) The director is, or has been in the past three years, an employee of the Company, or a family member of the director is, or has been in the past three years, an executive officer of the Company.

(2) The director has received, or has a family member who has received, compensation from us in excess of $120,000 in any 12 month period in the past three years, other than compensation for board service, compensation received by the director’s family member for service as a non-executive employee, and benefits under a tax-qualified plan or other non-discretionary compensation.

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

(6) The director is, or a family member is, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed the greater of 5% of the recipient’s consolidated gross revenues for that year, or $200,000.

Item 14.	Principal Accountant Fees and Services.

Gumbiner Savett, Inc. (“Gumbiner”) is exclusively responsible for the opinion rendered in connection with its examination.

	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008
Audit fees	$104,043	$106,710
Audit-related fees	—	—
Tax fees	16,500	22,145
All other fees	—	—
Total fees	$120,543	$128,855

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Gumbiner in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Policy on Board Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

In addition to retaining Gumbiner to audit our financial statements for the year ended September 30, 2009, we retained Gumbiner to provide tax preparation work to us for our 2009 fiscal year. We understand the need for Gumbiner to maintain objectivity and independence in its audit of our financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2010

NURX PHARMACEUTICALS, INC.

By:	/s/ Harin Padma-Nathan
Harin Padma-Nathan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harin Padma−Nathan	Director, President and Chief Executive Officer	January 28, 2010
Harin Padma−Nathan	(Principal Executive Officer)

/s/ Steven Gershick	Chief Financial Officer (Principal Financial	January 28, 2010
Steven Gershick	and Accounting Officer)

/s/ Kurt Brendlinger	Director	January 28, 2010
Kurt Brendlinger

/s/ Sharyar Baradaran	Director and Secretary	January 28, 2010
Sharyar Baradaran

/s/ Rosh Chandraratna	Director	January 28, 2010
Rosh Chandraratna

/s/ Marvin Rosenthale	Director	January 28, 2010
Marvin Rosenthale

/s/ Carl Lebel	Director	January 28, 2010
Carl Lebel