Form 10-Q
period 2009-12-31
NURX PHARMACEUTICALS, INC.
filed 2010-02-16
CIK 1174228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Yes   ☐     No   ☒

As of February 1, 2010, there were 23,444,234 shares of common stock outstanding.

NURX PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
December 31, 2009

ITEM 1.	FINANCIAL STATEMENTS

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Balance Sheets
December 31, 2009 (unaudited) and September 30, 2009

	(Unaudited)
	December 31, 2009	September 30, 2009

ASSETS

Cash and cash equivalents	$1,391,666	$1,899,752
Prepaid expenses and other current assets	121,149	128,783
Other receivable	—	100,000
Total current assets	1,512,815	2,128,535

Property and equipment, net of accumulated depreciation and amortization of $29,667 and $25,710, respectively	62,827	66,784

Investment in joint venture	2,884,180	3,535,245

Other investments	618,000	1,000,000

Deposits	27,093	27,093

Total assets	$5,104,915	$6,757,657

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$545,932	$504,211

Commitments and contingencies

Stockholders' Equity
Series A preferred stock, $.001 par value, 1,000,000 shares	—	—
designated, no shares issued and outstanding
Series B preferred stock, $.001 par value, 500,000 shares	—	—
designated, no shares issued and outstanding
Series C preferred stock, $.001 par value, 300,000 shares	—	—
designated, no shares issued and outstanding
Common stock, $.001 par value; 150,000,000 shares authorized,
23,444,234 shares issued	23,444	23,444
Additional paid-in capital	22,017,650	21,947,475
Accumulated deficit during development stage	(17,518,311)	(15,753,673)
Retained earnings	36,200	36,200

Total stockholders' equity	4,558,983	6,253,446

Total liabilities and stockholders' equity	$5,104,915	$6,757,657

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statements of Operations  (unaudited)
For the three months ended  December 31,  2009 and 2008 and for the period from inception (May 1, 2007) through December 31, 2009

	Three months ended December 31, 2009	Three months ended December 31, 2008	Inception (May 1, 2007) through December 31, 2009

Operating Expenses:

General and administrative (includes share based compensation of $70,175, $62,933 and $771,489, and related party consulting fees of $0, $30,000 and $572,200, respectively)	$626,584	$440,392	$5,342,320

Research and clinical development (includes share based compensation of $0, $14,197 and $140,969, related party consulting fees of $0, $52,500 and $378,910 respectively, and fair value of shares issued in connection with license amendment, license fee, and milestone payment under technology license of $0, $100,000, and $3,613,000, respectively)	105,748	877,255	11,392,961

Impairment of other investments	382,000	—	382,000

Share of net loss from joint venture	651,065	—	1,115,820

Total operating expenses	1,765,397	1,317,647	18,233,101

Loss from operations	(1,765,397)	(1,317,647)	(18,233,101)

Other income and (expense):

Interest income	759	23,269	727,415
Interest expense	—	—	(12,625)
Total other income (expense)	759	23,269	714,790

Net Loss	$(1,764,638)	$(1,294,378)	$(17,518,311)

Loss per common share - basic and diluted	$(0.08)	$(0.05)	$(0.65)

Weighted average common shares - basic and diluted	23,444,234	28,394,777	27,153,878

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statement of Stockholders' Equity
For the period from inception (May 1, 2007) through December 31, 2009

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Deficit During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Stage	Total

Balance at October 1, 2006	—	$—	—	$—	—	$—	2,564,752	$2,565	$160,485	—	$—	$166,854	$—	$329,904
Private placement April 27, 2007, 15,750,000 common shares at $0.001 per share	—	—	—	—	—	—	15,750,000	15,750	—	—	—	—	—	15,750

Private placement May 16, 2007, 10,000,000 common shares at $2.00 per share	—	—	—	—	—	—	10,000,000	10,000	19,990,000	—	—	—	—	20,000,000

Private placement June 25, 2007, 250,000 common shares at $2.00 per share	—	—	—	—	—	—	250,000	250	499,750	—	—	—	—	500,000

Private placement fees, reorganization costs and related registration costs, including fair market value of warrants	—	—	—	—	—	—	—	—	(5,151,228)	—	—	—	—	(5,151,228)

Share-based compensation	—	—	—	—	—	—	12,500	12	65,817	—	—	—	—	65,829

Fair value of warrants issued in connection with private placement	—	—	—	—	—	—	—	—	2,988,064	—	—	—	—	2,988,064

Repurchase of 1,939,750 common shares, May 2007	—	—	—	—	—	—	—	—	—	(1,939,750)	(750,000)	—	—	(750,000)

Net loss	—	—	—	—	—	—	—	—	—	—	—	(130,654)	(2,954,723)	(3,085,377)
Balance September 30, 2007	—	—	—	—	—	—	28,577,252	28,577	18,552,888	(1,939,750)	(750,000)	36,200	(2,954,723)	14,912,942

Share based compensation	—	—	—	—	—	—	—	—	324,105	—	—	—	—	324,105

Fair value of shares issued in connection with milestone payments under technology license (shares valued at $2.00 per share)	—	—	—	—	—	—	1,756,732	1,757	3,511,243	—	—	—	—	3,513,000

Cancellation of treasury stock	—	—	—	—	—	—	(1,939,750)	(1,940)	(748,060)	1,939,750	750,000	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,338,825)	(7,338,825)
Balance September 30, 2008	—	—	—	—	—	—	28,394,234	28,394	21,640,176	—	—	36,200	(10,293,548)	11,411,222

Share based compensation	—	—	—	—	—	—	—	—	452,349	—	—	—	—	452,349

Fair value of shares issued in connection with amended technology license (shares valued at $2.00 per share)	—	—	—	—	—	—	50,000	50	99,950	—	—	—	—	100,000

Shares redeemed and cancelled	—	—	—	—	—	—	(5,000,000)	(5,000)	(245,000)	—	—	—	—	(250,000)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,460,125)	(5,460,125)
Balance September 30, 2009	—	—	—	—	—	—	23,444,234	23,444	21,947,475	—	—	36,200	(15,753,673)	6,253,446

Share based compensation (unaudited)	—	—	—	—	—	—	—	—	70,175	—	—	—	—	70,175

Net loss (unaudited)	—	—	—	—	—	—	—	—	—	—	—	—	(1,764,638)	(1,764,638)
Balance December 31, 2009 (unaudited)	—	$—	—	$—	—	$—	23,444,234	$23,444	$22,017,650	—	$—	$36,200	$(17,518,311)	$4,558,983

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statements of Cash Flows  (unaudited)
For the three months  ended December 31, 2009 and 2008, and for the period from inception (May 1, 2007) through December 31, 2009

	Three months ended December 31, 2009	Three months ended December 31, 2008	Inception (May 1, 2007) through December 31, 2009

Cash flows from operating activities:

Net loss	$(1,764,638)	$(1,294,378)	$(17,518,311)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	3,957	4,801	29,667
Share-based compensation	70,175	77,130	912,458
Fair value of shares issued in connection with license amendment, license fee, and milestone payments under technology license	—	100,000	3,613,000
Write off of uncollectible other receivable	100,000	—	100,000
Impairment of other investments	382,000	—	382,000
Share of net loss from operations of joint venture	651,065	—	1,115,820

Changes in operating assets and liabilities:
Deposits	—	15,001	(27,093)
Prepaid expenses and other current assets	7,634	(3,417)	(121,149)
Other receivable	—	—	(100,000)
Accounts payable and accrued expenses	41,721	169,266	582,022
Due to related parties	—	(30,000)	(36,090)
Net cash used in continuing operating activities	(508,086)	(961,597)	(11,067,676)
Net cash provided by discontinued operating activities	—	—	41,146
Net cash used in operating activities	(508,086)	(961,597)	(11,026,530)

Cash flows from investing activities:

Purchase of property and equipment	—	(27,337)	(92,494)
Investment in joint venture	—	—	(4,000,000)
Investment in warrants	—	—	(1,000,000)
Issuance of note receivable	—	—	(250,000)
Collection of note receivable	—	—	250,000
Net cash used in investing activities	—	(27,337)	(5,092,494)

Cash flows from financing activities:
Private placements of common shares	—	—	20,563,000
Private placement offering costs	—	—	(2,163,164)
Proceeds of note receivable	—	—	125,000
Repayment of note receivable	—	—	(125,000)
Redemption of treasury stock	—	—	(1,000,000)
Net cash provided by financing activities	—	—	17,399,836
Net increase (decrease) in cash and cash equivalents	(508,086)	(988,934)	1,280,812
Cash transferred to discontinued operations	—	—	(166,463)
Cash and cash equivalents, beginning of period	1,899,752	11,365,646	277,317
Cash and cash equivalents, end of period	$1,391,666	$10,376,712	$1,391,666

Supplemental disclosure of cash flow information
Cash paid for -
Income taxes	$—	$—	$1,600
Interest	$—	$—	$12,625

Non-cash financing activities:

In 2007, the Company incurred $5,151,228 in private placement fees, reorganization costs and related registration costs, which included the issuance of warrants with a fair value of $2,988,064.

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Notes to Condensed Financial Statements
December 31, 2009

Note 1 - The Company and its Significant Accounting Policies

General Business:

From the Company’s inception in 2001 to May 2007, it was in the business of selling nutritional products under the name Quest Group International, Inc. In May 2007, the Company spun off this nutritional products business and began to pursue a new business plan in the pharmaceuticals industry. On May 11, 2007, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which it acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and nuclear receptor technology for all human and veterinary use. The principal therapeutic indications for the lead compounds are acute promyelocytic leukemia, solid cancers (lung and breast) and chemotherapy-induced neutropenia (low white cell count). On October 23, 2007, the Company changed its name to NuRx Pharmaceuticals, Inc. (“NuRx”). While NuRx was initially established to explore the broad application of second and third generation retinoid and rexinoid compounds, it has evolved into a more broad Life Sciences company with research and development (“R&D”) interests in additional novel cancer therapeutics and, more recently, a novel delivery of point of care diagnostics. (See Note 5). In January, 2010, the Company formally decided to terminate its cancer therapeutic clinical trials and drug development activities, terminate the underlying licenses with Vitae Pharmaceuticals, Inc. (“Vitae”) and Allergan Pharmaceuticals, Inc. (“Allergan”), and terminate the co-development agreement with Piramal Life Sciences, Ltd. (“Piramal”)  (See Notes 4, 12 and 16).

Interim Financial Information:

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring and other adjustments) considered necessary for a fair presentation have been included.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC), which includes audited financial statements at September 30, 2009 and 2008 and for each of the years then ended and the development stage from inception (May 1, 2007) through September 30, 2009.  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

Development Stage Enterprise:

The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. Since September 30, 2009, the Company has been devoting substantially all of its present efforts to development of the point-of-care lateral flow diagnostic products for human and veterinary applications through its QN Diagnostics, LLC joint venture (“QND”) with QuantRx Biomedical Corporation (“QuantRx”)  (See Note 5), and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since May 1, 2007 have been considered as part of the Company's development stage activities. The Company held approximately $1.3 million in cash and cash equivalents at December 31, 2009.

Liquidity and Going Concern:

Until July 2009, the Company was an early stage R&D biopharmaceutical company with a focus solely on oncology products (leukemia and lung cancer). Because of (1) the current suboptimal conditions for new financing of a pure early-stage, oncology-focused research and development biotech company and (2) the slower than expected recruitment in its U.S. clinical trials with its resultant delays in delivery of Phase II data, the Company concluded that there was an immediate need to expand its interests to broader areas of life sciences with products that offer a near term revenue stream to support the R&D programs. After examining a number of options in the medical diagnostics arena, the Company ultimately focused on point-of-care diagnostics in human and veterinary medicine through QND (See Note 5). The Company terminated further patient accruals under its U.S. clinical trials, eliminated its U.S. clinical development team, undertook significant cost reductions and through December 31, 2009, limited its focus in drug development to winding down the U.S. clinical trials and supporting the clinical development activities in India in collaboration with Piramal (See Note 12).  In January 2010, the Company formally decided to terminate its drug developments activities including the Piramal Agreement (See Note 16).

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

On October 29, 2009, the Company called for the redemption of certain shares representing 46.2% of the issued and outstanding shares of the Company at a cost of approximately $1,231,000. On November 13, 2009, the holder of such shares filed a complaint in U.S. District Court in Nevada for declaratory and injunctive relief from such redemption (See Note 15). If completed, the redemption would significantly reduce the cash available for operations.

As a result, management believes that given the current economic environment and the continuing need to strengthen the Company’s cash position, there is substantial doubt about its ability to continue as a going concern. The Company continues to actively pursue various funding options, including mergers, equity offerings and debt financing, however, there can be no assurance that it will be successful in its efforts to raise additional capital on a timely basis and on acceptable terms.  On January 29, 2010, the Company announced a proposed merger with QuantRx. (See Note 16).

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

Effective October 1, 2008, the Company adopted the requirements in FASB ASC 730 “Research and Development” on accounting for nonrefundable advance payments for goods or services received for use in future research and development activities. The requirements are effective for financial statements issued for fiscal years beginning after December 15, 2007, and provide that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. At December 31, 2009 and September 30, 2009, there were no advance payments for drug development manufacturing costs capitalized as prepaid expenses in the accompanying balance sheet.

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

Cash and Cash Equivalents:

Cash equivalents are certificates of deposit, U.S. government securities or other highly liquid investments with original maturities of three months or less when purchased.  There are no cash equivalents at December 31, 2009, and at September 30, 2009 cash equivalents consisted of certificates of deposit.

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

Earnings Per Common Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended December 31, 2009 and 2008, and the period from inception (May 1, 2007) through December 31, 2009, because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for these periods. At December 31, 2009 and September 30, 2009 potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 5,125,560 and 4,925,560 shares, respectively.

Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash and warrants to purchase common stock of QuantRx. The carrying amount of these financial instruments approximates fair value.  (See Note 6).

Variable Interest Entities/Equity Method of Accounting

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of QND, a 50% joint venture , that the Company is not the primary beneficiary of the VIE. As such, the Company accounts for the activities of QND utilizing the equity method of accounting.  The Company recorded a loss from QND representing the Company’s 50% portion of the activities of QND under the equity method of $651,065 for the three months ended December 31, 2009 and $1,115,820 from inception (July 30, 2009) through December 31, 2009 (See Note 5).

Concentrations of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in interest and non-interest bearing transaction accounts at a Standard & Poor’s AAA rated domestic bank. Under the current Temporary Liquidity Guarantee Program of the Federal Deposit Insurance Corporation (“FDIC”), interest bearing transaction accounts are insured up to $250,000 and non-interest bearing transaction accounts are insured without limit. As of December 31, 2009 and September 30, 2009, the Company had no cash balances in excess of these limits. Effective January 1, 2010, interest and non-interest bearing transaction accounts are insured in aggregate only up to $250,000.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Impairment of Long-Lived Assets:

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2009 and September 30, 2009, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

On October 1, 2008, the Company adopted the fair value measurement and disclosure requirements of ASC 820 “Fair Value Measurements and Disclosures”. ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. FASB ASC 820 is generally required to be applied on a prospective basis, except to certain financial instruments accounted for under FASB ASC 815 “Derivatives and Hedging” regarding accounting for derivative instruments and hedging activities, for which the provisions of FASB ASC 820 should be applied retrospectively.  On October 10, 2008, the FASB issued further clarification of the application fair value measurements in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of FASB ASC 820 did not have a material effect on the financial statements.

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

Effective June 30, 2009, the Company adopted the requirements of FASB ASC 855 “Subsequent Events” which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued.  ASC 855 also sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should provide about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  Subsequent events have been evaluated by the Company through February 16, 2009.  See Note 16.

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

Note 2 - Property and Equipment

Property and equipment consisted of the following at December 31, 2009 and September 30, 2009:

	December 31, 2009 (unaudited)	September 30, 2009
Office equipment	$33,264	$33,264
Computer equipment	11,564	11,564
Lab equipment	46,466	46,466
Leasehold Improvements	1,200	1,200
	92,494	92,494
Accumulated depreciation and amortization	(29,667)	(25,710)
	$62,827	$66,784

Depreciation and amortization expense for the three months ended December 31, 2009 and 2008 amounted to $3,957 and $4,801, respectively.

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

On December 31, 2008, the Vitae license was amended to include certain additional intellectual property and compounds potentially useful in dermatological therapeutic applications, and a novation agreement was executed transferring Vitae’s rights and obligations under its license with Allergan to the Company. In consideration of the amendment, the Company paid Vitae $125,000 in cash and issued 50,000 shares of common stock, valued at $2.00 per share.

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

In January 2010, the Company decided to terminate all drug development activities, cancel the Vitae and Allergan licenses, and return the intellectual property rights granted thereunder.  (See Note 16).

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

QuantRx and QND also entered into a one year Development and Services Agreement, pursuant to which QND shall pay a monthly fee consisting of a base of $250,000 plus approved overages, not to exceed $3.7 million to QuantRx in exchange for QuantRx providing all services related to the development, regulatory approval and commercialization of lateral flow products.  For the periods October 1, 2009 through December 31, 2009 and July 30, 2009(inception) through December 31, 2009, an aggregate of $1,343,834 and $2,027,822, respectively, was paid by QND to QuantRx pursuant to this agreement.

In connection with these transactions on July 30, 2009, NuRx received two warrants to purchase 2,000,000 shares of QuantRx common stock each, for an aggregate of 4,000,000 shares of QuantRx common stock. The warrants are separately stated as “Other Investments” (see Note 6).

Summarized financial information of QND for the three months ended December 31, 2009, is as follows:

•
revenues and gross profit: $75,216; net loss: $1,302,130. The Company recorded a loss from QND under the equity method of $651,065, representing the Company’s 50% portion of QND’s net loss. There were no intercompany profits to eliminate.

•
total assets of approximately $6,315,077 consisting of $701,662 in cash, $25,000 in contract receivables, $337,160 in prepaid expenses, $8,024 of fixed assets (net of $699 in accumulated depreciation) and $5,243,105 in intangible assets (net of $206,985 in accumulated amortization). Total payables approximated $96,717 at December 31, 2009.

The "Investment in Joint Venture” presented on the balance sheet at December 31, 2009 reflects the following:

Cash investment	$5,000,000
Fair value of warrants in QuantRx received in connection with formation of QND	(1,000,000)
Equity method losses:
July 30, 2009 (inception) through September 30, 2009	(464,755)
October 1, 2009 through December 31, 2009	(651,065)
$2,884,180

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

As of December 31, 2009, $52,717 included in prepaid expenses and other current assets was due from QND for reimbursement of consulting fees paid to a former director and compensation and related payroll costs related to the employment of a QND executive for which the Company acted as nominal employer on behalf of QND under the employment agreement with the executive. Under this agreement, the Company is obligated to advance compensation and related payroll costs for the executive through December 31, 2009, and QND is obligated to reimburse the Company for these advances upon receipt by QND of first cash flow from product sales.  The executive resigned on November 6, 2009.

Note 6– Other Investments

 The following table summarizes the Company’s long-term investments classified as available-for-sale at December 31, 2009 and September 30, 2009:

Warrants to purchase QuantRx Biomedical Corporation common shares	December 31, 2009 (unaudited)	September 30, 2009
Cost	$1,000,000	$1,000,000
Gross unrealized gains	—	—
Unrealized losses	(382,000)	—
Fair value	$618,000	$1,000,000

The investments consist of two warrants to purchase 2,000,000 shares of QuantRx common stock each, for an aggregate of 4,000,000 shares of QuantRx common stock, received in connection with the formation of QND on July 30, 2009. (See Note 5). The warrants expire on July 30, 2014 and have exercise prices of $0.50 and $1.25, respectively.

The fair value of the warrants at December 31, 2009 and September 30, 2009 using the Black-Sholes pricing model was $618,000 and $1,000,000 using current stock price of $0.38 and $0.50 per share, respectively, and the following assumptions:

	December 31, 2009	September 30, 2009
Expected Volatility	70%	70%
Expected Dividends	—	—
Expected term, in years	4.58	5.0
Risk-free rate	2.48%	3.24%

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

The warrants to purchase shares of QuantRx common stock are measured and recorded at fair value on the Company’s balance sheets using Level 2.  As a result of fair value measurement, the Company determined that the fair value of the QND warrants no longer approximated the original valuation and recorded an impairment loss on investment in warrants of $382,000 during the three months ended December 31, 2009.

If the proposed merger with QuantRx is consummated the warrants will be cancelled (See Note 16).

Note 7 - Related Party Transactions

On May 1, 2007, the Company entered into a consulting agreement with an affiliate to provide consulting services relating to strategic planning, investor relations and corporate governance for a monthly fee of $30,000, plus reimbursement of expenses, for a six-month period ended on October 31, 2007. The consulting agreement provided for automatic extensions at the end of each six-month term, unless terminated by either party at least 30 days prior to the end of such term. The agreement was terminated on October 30, 2008. For the three months ended December 31, 2009 and 2008, and from inception (May 1, 2007) through December 31, 2009, the Company incurred costs of $0, $30,000, and $540,000, respectively, pursuant to this consulting agreement.

On November 5, 2007, the Company entered into a five year consulting agreement effective May 31, 2007 with a company wholly owned by an affiliate to provide the technical services of that affiliate along with other employees and resources of the consulting company. This contract was changed to “at-will” as discussed in Note 13. The consulting agreement superseded an existing five year employment agreement with that affiliate. For the three months ended December 31, 2009 and 2008, and from inception (May 1, 2007) through December 31, 2009, the Company incurred costs of $0, $52,500, and $378,910, respectively under the consulting agreement (See Notes 13 and 15).

For the three months ended December 31, 2009 and 2008, and for the period from inception (May 1, 2007) through December 31, 2009, the Company incurred and paid an aggregate of $0, $0, and $32,200 respectively, for advisory and corporate board meeting management, website and graphics design services provided by a company 100% owned by the spouse of a stockholder.

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

On March 6, 2009, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all 1,406,000 shares under stock option grants previously issued through that date to an exercise price of $0.45 per share from the post reverse-split adjusted $4.00 exercise price at date of grant. The incremental compensation cost computed using the Black-Scholes option pricing model was $242,000. The amount of the incremental compensation cost attributable to options vested as of the date of re-pricing was $100,000 which was charged to expense at that date. The amount of incremental compensation cost attributable to option grants vesting after the date of re-pricing was $142,000 which was adjusted to $121,000 during the three months ended December 31, 2009 due to termination of employees.  An amount of $10,000 was charged to expense during the three months ended December 31, 2009.  Approximately $76,000 remain to be recognized over the remaining vesting period of the underlying grants. There were no other changes to the terms of any stock option grants (See Note 9).

Restricted shares of 12,500 have been issued under the Plan.

A summary of option activity under the Plan for the three months ended December 31, 2009 as follows:

	Shares	Weighted Average Exercise Price
Stock options outstanding, October 1, 2009	1,838,060	$0.45
Granted	500,000	$0.45
Exercised		$—
Forfeited	(300,000)	$0.45
Total options outstanding, December 31, 2009	2,038,060	$0.45
Options exercisable at December 31, 2009	921,171	$0.45
Shares available for future grant under Plan	1,699,440

The weighted average remaining life of outstanding options at December 31, 2009 was 36 months. The intrinsic value is not greater than the grant price.

Warrants

A summary of warrants issued during the years ended September 30, 2009 and 2008 is as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding, October 1, 2009	3,087,500	$4.01
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Warrants outstanding, December 31, 2009	3,087,500	$4.01

Warrants exercisable at December 31, 2009	3,087,500	$4.01

The weighted average remaining life at December 31, 2009 was 41 months. The intrinsic value is not greater than the grant price.

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

Assumptions
Expected Volatility	75%
Expected Dividends	—
Expected term, in years	3.5
Risk-free rate	1.75%

The option value is amortized to expense ratably over the 36 month period following the grant date.  Of the total, $5,611 was expensed during the three months ended December 31, 2009.

Note 10 - Lease Commitments

The Company entered into a three year lease of approximately 2,960 sq. ft. for premises located in Irvine, California in which it conducts its operations. The lease commenced July 15, 2007 and ends on July 31, 2010. The base rent is $4,096 per month through July 31, 2008, $4,243 per month through July 31, 2009, and $4,389 per month thereafter. In addition, the Company entered into a one year lease of approximately 100 sq. ft. in Nevada for sales and recruiting activities in connection with the QN Diagnostics point-of-care diagnostic devices directed to the law enforcement and hospitality market segments. The annual lease of $2,500 was prepaid in full in September 2009. Rent expense for the three months ended December 31, 2009 and 2008 was $17,727 and $19,335, respectively. Minimum annual payments under operating leases are approximately $46,100 through July 31, 2010.

Note 11 - Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carry-forwards, in-process research and development, share-based milestone payments and other temporary differences, aggregating approximately $6,978,000 and $6,274,000, respectively at December 31, 2009 and September 30, 2009. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be realized, the Company has recorded a full valuation allowance at December 31, 2009 and September 30, 2009.

The Company has net Federal and California losses for tax purposes totaling approximately $11,295,000 and $11,220,000, respectively, which may be applied against future taxable income and will expire in 2029 and 2019. The California net operating loss carry-forward has been suspended for two years. Accordingly, there is no tax expense for the three months ended December 31, 2009 and  2008, and the period inception (May 1, 2007) through December 31, 2009. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and cause a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

Significant components of the Company’s net deferred tax assets at December 31, 2009 and September 30, 2009 are as follows:

	December 31, 2009	September 30, 2009
Tax loss carryforwards	$4,314,000	$3,692,000
Share based compensation	391,000	361,000
In-Process R&D/share based milestone payments	2,219,000	2,177,000
Depreciation/Amortization/Gain/Loss	44,000	17,000
Vacation accrual	10,000	27,000
Valuation allowance	(6,978,000)	(6,274,000)
	$—	$—

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

	Three months ended December 31, 2009	Three months ended December 31, 2008	May 1, 2007 (inception) through December 31, 2009
Provision for income taxes at 34% statutory rate	$(600,000)	$(440,000)	(6,000,000)
State taxes, net of federal benefit	(103,000)	(76,000)	(1,031,000)
Change in valuation allowance	704,000	498,000	6,978,000
Other	(1,000)	18,000	53,000
	$—	$—	$—

The Company has not recorded any uncertain tax positions under FASB ASC 740 as of December 31, 2009 or September 30, 2009.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009 and September 30, 2009, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and California. The tax years 2006 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company currently is not under examination by any tax authority.

Note 12 – Piramal Agreement

On March 6, 2009, the Company entered into a development and commercialization agreement with Piramal Life Sciences, Limited (“Piramal”) with respect to compound NRX 5183 in India (the “Piramal Agreement”). Pursuant to the Piramal Agreement, Piramal has the exclusive right to develop, manufacture and exploit the NRX 5183 technology within India at its sole expense. The Company was to obtain the clinical data for use in registration in countries outside of India. Piramal was also to reimburse the Company for development expenses incurred with regard to clinical trials in India up to $100,000. This reimbursement was recorded as a receivable with a corresponding reduction of research and development expenses at September 30, 2009.   At December 31, 2009, this receivable had not been paid and determined to be uncollectable.  Accordingly, the Company recorded a bad debt expense equal to the full amount has been charged to general and administrative expense during the period.  Effective January 2010, the company has formally decided to terminate its drug development activities, underlying licenses this co-development agreement with Piramal.  (See Note 16).

Note 13 – Executive Compensation

On April 15, 2009, the Company entered into amendments to the Consulting Agreement with SOQ, Inc. (a company owned by Dr. Parkash Gill, then a Director of the Company and Chairman of the Scientific Advisory Board) and the Employment Agreements with each of Dr. Harin Padma-Nathan, the Company’s Chief Executive Officer, and Dr. Rosh Chandraratna, the Company’s Chief Scientific Officer, to change the term of each agreement from five years to “at-will”, allowing either party to terminate the agreements immediately upon written notice to the other party, with or without “Cause” or “Good Reason”.  The agreements were also amended to eliminate the automatic renewal of the agreement each year for additional one-year periods.

Dr. Gill resigned from the Board of Directors and the Scientific Advisory Board of the Company effective June 13, 2009 and the Consulting Agreement with SOQ, Inc. was cancelled.

On October 3, 2009, the Company terminated the at-will employment contract of Dr. Chandraratna and simultaneously entered into a consulting agreement with him to continue to provide the services of Chief Scientific Officer on an hourly basis terminable upon ten days written notice.

Note 14 – Stockholder Rights Plan

Effective June 1, 2009, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”). Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one one-hundreth of a share of Series C Preferred Stock at an initial exercise price of $5 per share. The Rights Plan is intended to assure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to protect stockholders’ interests in the event the Company is confronted with partial tender offers or other coercive or unfair takeover tactics.  Rights become exercisable upon the earlier of (i) ten days following the acquisition by a person or group of 20% or more of the Company’s outstanding common stock, and (ii) ten business days after the announcement of a tender offer or exchange offer to acquire 20% or more of the outstanding common stock. The continuing directors (defined as the directors who are not affiliated or associated with an acquiring person) may vote to extend these timeframes in their discretion. If such a person or group acquires 20% or more of the common stock, each right (other than such person’s or group’s rights, which will become void) will entitle the holder to purchase at an exercise price equal to 50% of the then current trading price of the Company’s common stock.  In the alternative, the Board of Directors may authorize issuance of one share of fully paid common stock for each right. If not redeemed, the rights will expire on June 1, 2014. These rights have become exercisable at December 31, 2009, but the exercise (distribution date) has been extended.

Note 15 – Redemption of Control Shares under Nevada Control Shares Act

On October 29, 2009, pursuant to the authority provided in the Bylaws and pursuant to Nevada Control Share Act (the “Nevada Act”), the Company called for redemption of the entire 10,832,876 common share holding of DYVA Management Ltd. and its affiliates (“DYVA”), which such shares represent 46.2% of the total issued and outstanding shares of the Company. Under the Nevada Act, the Company is entitled to call for redemption of DYVA’s shares at the average price paid by DYVA for its shares, which has been reported by DYVA to be for an aggregate of 833,298 Euros ($1,231,000).

On November 13, 2009, DYVA filed a complaint in the United States District Court, District of Nevada seeking declaratory and injunctive relief to halt the proposed redemption. In addition, the complaint seeks attorney’s fees and costs to the extent permitted by law and any further and other relief the Court may deem proper.  The Company filed its response on January 22, 2010 seeking a Motion for Summary Judgment.  On February 8, 2010, DYVA filed an Opposition to Motion for Summary Judgment.

Note 16 – Subsequent Events

Proposed Merger with QuantRx Biomedical Corporation

On January 29, 2010, NuRx Pharmaceuticals, Inc. (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QuantRx Biomedical Corporation, a Nevada corporation (“QuantRx”), and NP Acquisition Corporation, a Nevada corporation and a wholly-owned subsidiary of QuantRx (“Merger Sub”). The Merger Agreement provides that Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of QuantRx.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock (other than shares held by the Company or any wholly-owned subsidiary of the Company or by QuantRx or Merger Sub or any of their respective subsidiaries or by stockholders of the Company who have properly demanded appraisal rights for their shares in accordance with Nevada law) will be converted into the right to receive approximately 1.54 shares of QuantRx common stock.  Upon consummation of the Merger, the pre-Merger security holders of the Company will own approximately 40% of QuantRx.  All options and warrants of the Company outstanding at the Effective Time will be assumed by QuantRx and converted into rights with respect to QuantRx common stock.

The parties have made customary representations, warranties and covenants in the Merger Agreement, including among other things, covenants (a) to conduct their respective businesses in the ordinary course between the date of the Merger Agreement and the Effective Time; (b) that QuantRx will prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 (the “Registration Statement”) in which the Company’s proxy statement will be included as a prospectus; (c) that the Company will solicit proxies and cause a special meeting of the stockholders of the Company to be held to approve and adopt the Merger Agreement and the transactions contemplated thereby; (d) subject to certain exceptions which permit the Company’s board of directors (the “Board”) to withdraw its recommendation if failure to do so would be inconsistent with its fiduciary obligations, that the Board will recommend that the stockholders of the Company approve and adopt the Merger Agreement; (e) that the Company will not (i) solicit proposals relating to alternative transactions or (ii) subject to certain exceptions which permit the Board to discuss certain unsolicited proposals for alternative transactions received from third parties if failure to do so would be inconsistent with its fiduciary obligations, enter into discussions concerning, or provide information in connection with, alternative transactions; and (f) that QuantRx will honor the terms of the existing indemnification obligations of the Company.  Additionally, QuantRx has agreed to take reasonable actions to (A) change its name to “QuantRx Diagnostics Corp.,” (B) qualify for listing on the NYSE Amex or the Nasdaq Global Market, (C) increase the number of shares under its equity incentive plans such that shares reserved for issuance under such plans represent 15% of the capital stock of QuantRx post-Merger on a fully diluted basis, (D) maintain a board of directors consisting of five directors, which shall consist of three directors to be designated by QuantRx and two directors to be designated by the Company, (E) designate an executive management team which shall consist of Mr. Walter Witoshkin, Harin Padma-Nathan, M.D. and Sasha Afanassiev, with the exact officer positions of such individuals to be determined prior to the Effective Time, and (F) terminate the QN Diagnostics, LLC Joint Venture, and to wind up and dissolve the affairs of the Joint Venture in a tax efficient manner.

The consummation of the Merger is subject to certain customary conditions, including, without limitation, (a) the approval of the Merger Agreement and the transactions contemplated thereunder by the Company’s stockholders; (b) the absence of any legal prohibitions on the closing of the Merger; (c) subject to certain exceptions, the continued accuracy of the Company’s and QuantRx’s representations and warranties as of the Effective Time; (d) the absence of any circumstance or event since the date of the Merger Agreement that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on either the Company (in the case of QuantRx’s obligation to close) or QuantRx (in the case of the Company’s obligation to close); (e) the effectiveness of the Registration Statement; (f) obtaining required governmental consents; and (g) evidence reasonably satisfactory to QuantRx that, immediately prior to the closing, the Company has cash or cash equivalents equal to or greater than $1 million.

Under the Merger Agreement, each of the Company and QuantRx has certain rights to terminate the Merger Agreement and the Merger, including (a) by either party, if the Merger has not been consummated on or prior to June 30, 2010, subject to certain exceptions; (b) by either party, if the required stockholder approval is not obtained; (c) by QuantRx, if the Board changes its recommendation regarding the Merger Agreement and the Merger; and (d) by the Company, if the Board validly accepts a superior proposal. If the Merger Agreement is terminated (i) by the Company prior to approval by its stockholders because the Board validly accepts a superior proposal, (ii) by QuantRx because the Board makes an adverse recommendation to the Company’s stockholders regarding approval of the Merger or the Merger Agreement, or (iii) by the Company or QuantRx (A) due to failure of the Company’s stockholders to approve the Merger or the Merger Agreement, (B) a competing transaction is publicly announced before the Company’s stockholders approve the Merger and (C) the Company enters into an agreement providing for its acquisition by a third party within 12 months after the date the Merger Agreement was terminated, the Company shall pay QuantRx a cash break-up fee of $260,000, minus certain expenses paid by the Company to QuantRx pursuant to the Merger Agreement.

Termination of all Cancer Therapeutic Clinical Trials and Drug Development Activities

Effective January  2010, the Company has focused solely on development of the point-of-care lateral flow diagnostic products for human and veterinary applications through QND and terminated all of its cancer therapeutic clinical trials and drug development activities, including termination the underlying licenses with Vitae and Allergan and terminated the co-development agreement with Piramal. There are no penalties as a result of these terminations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis or Plan of Operation.

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “our company,” “Company” and “NuRx” refer to NuRx Pharmaceuticals, Inc., a Nevada corporation formerly known as Quest Group International, Inc.

Forward Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, market and general economic factors, as well as the additional factors which are listed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report.

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

Overview

NuRx Pharmaceuticals Inc. (“NuRx”) has historically been an early stage R&D biopharmaceutical company with a focus on oncology products (leukemia and lung cancer). The combination of (1) the current suboptimal conditions for new financing of a pure early stage, oncology-focused research and development biotech company and (2)  the slower than expected  recruitment in our U.S. clinical trials with its resultant delays in delivery of Phase II data has recently caused the company to carefully evaluate options to its current singular focus. We concluded in May 2009 that there was an immediate need to expand our R&D focus to novel oncology targets in collaboration with academic centers as well as re-examine the value of our oncology supportive care neutropenia product. More significantly we determined that we needed to expand our interests to broader areas of life sciences with products that offer a near term revenue stream to support the R&D programs. We examined a number of options in the medical diagnostics arena and ultimately focused on point-of-care diagnostics in human and veterinary medicine which resulted in the formation on July 30, 2009 of QN Diagnostics, LLC (“QND”) a 50/50 joint venture with QuantRx Biomedical Corporation (“QuantRx”).

During the quarter ended September 30, 2009, patient enrollment in clinical trials in the U.S. was placed on hold while we focused on those clinical trials that are being initiated in India in collaboration with Piramal Life Sciences, Ltd. (“Piramal”). The trials which were opened in Mexico were closed and our U.S. clinical trials support team was terminated.

In January, 2010, we decided to devote all of our present efforts to development of the point-of-care lateral flow diagnostic products for human and veterinary applications through QND, and to terminate all of our cancer therapeutic clinical trials and drug development activities, terminate the underlying licenses with Vitae Pharmaceuticals, Inc. (“Vitae”) and Allergan Pharmaceuticals, Inc. (“Allergan”) returning the underlying intellectual property rights acquired thereunder, and terminate the co-development agreement with Piramal in India as described below.

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

We were also required to pay the existing licensors, on Vitae’s behalf, additional milestone payments if we reached other milestones, including Phase III clinical trials, and upon obtaining FDA marketing approval for a product containing a licensed compound. In addition to the aforementioned fees and milestone payments, we agreed to pay the original licensor of the compounds and Vitae specified revenue percentages of our net sales of products based on the licensed technology. The percentages varied from product to product, but when combined may have totaled as much as 12% of our net sales. We were also obligated to meet certain development milestones under the original license agreements with the existing licensors in order to maintain the rights to the licensed products.

On December 31, 2008, we entered into an amendment of our May 11, 2007 license with Vitae for the license of additional compounds directed at dermatological therapeutic applications. We agreed to make a cash payment of $125,000 and to issue 50,000 shares of common stock valued at $2.00 per share upon execution of the license amendment. These costs were charged to expense as in-process research and development for the year ended September 30, 2009.

On February 10, 2010, we served notice of our intent to terminate the Vitae license as well as the underlying license to Allergan Pharmaceuticals, Inc.

On March 6, 2009, we entered into a development and commercialization agreement with Piramal with respect to NRX 5183 in India (the “Piramal Agreement”). Piramal is a pharmaceutical company listed on the Indian National Stock Exchange and the Bombay Stock Exchange and which was recently demerged from Piramal Healthcare Limited. Pursuant to the Piramal Agreement, Piramal was granted the exclusive right to develop, manufacture and exploit the NRX 5183 technology within India at its sole expense. We were to obtain the clinical data generated by Piramal for use in registration in countries outside of India. Until manufacturing was undertaken by Piramal, we were obligated to provide clinical grade drug product to Piramal for use in clinical trials.  We are obligated as sponsor of the initial clinical trial in India for continuing costs which Piramal was obligated to reimburse.  Piramal was also required to reimburse us for development expenses incurred with regard to clinical trials in India prior to March 6, 2009 up to $100,000. This reimbursement was recorded as a receivable with a corresponding reduction of research and development expenses at September 30, 2009.  As of the date of this Quarterly Report, this receivable remains unpaid, and as a result we have charged this off to bad debt expense during the three months ended December 31, 2009.  On February 10, 2010, we served notice of our intent to terminate the Piramal Agreement.

On January 29, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QuantRx, and NP Acquisition Corporation, a Nevada corporation and a wholly-owned subsidiary of QuantRx (“Merger Sub”). The Merger Agreement provides that Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of QuantRx.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock (other than shares held by the Company or any wholly-owned subsidiary of the Company or by QuantRx or Merger Sub or any of their respective subsidiaries or by stockholders of the Company who have properly demanded appraisal rights for their shares in accordance with Nevada law) will be converted into the right to receive approximately 1.54 shares of QuantRx common stock.  Upon consummation of the Merger, the pre-Merger security holders of the Company will own approximately 40% of QuantRx.  All options and warrants of the Company outstanding at the Effective Time will be assumed by QuantRx and converted into rights with respect to QuantRx common stock. Also upon consummation, the QND joint venture will be terminated.

The Board of Directors of the Company unanimously approved the Merger and the Merger Agreement at a special meeting on January 11, 2010, and resolved to recommend that the Merger Agreement be submitted to the Company’s stockholders for adoption.

The Merger is subject to approval of the Company’s stockholders and other customary conditions to closing and a shareholders meeting is expected to be held during the second or third quarter of 2010.

We currently have no source of revenue and have incurred significant losses to date. We have incurred net losses of approximately $17,518,000 for the cumulative period from inception (May 1, 2007) through December 31, 2009. Our losses have resulted principally from costs associated with inbound technology licensing, clinical development expenses, 50% share of losses for our QND joint venture, general and administrative activities, and costs related to our financing in May 2007. As a result of development and commercialization activities of the lateral flow products through QND, expenditures relating to the termination of the cancer therapeutic clinical trial and drug development activities, costs related to the proposed merger with QuantRx and continuing general and administrative costs, we expect to incur additional operating losses for the foreseeable future.

Going Concern

Our management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of debt or equity financing to:

•	wind down the cancer therapeutic clinical trials and drug development activities;
•	fund its share of future additional development costs of the QND joint venture; and
•	further reduce continuing operating costs and merger related expenses.

There can be no assurance that we will be successful in achieving the long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern. Our continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations.  We intend to raise additional financing to fund our operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement, business combination or any similar financing. However, there is no assurance that sufficient financing will be available or, if available, on terms that would be acceptable to the Company.

The financial statements accompanying this Quarterly Report on Form 10-Q have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The report from our independent registered public accounting firm in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 states that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies to the Notes to Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. These estimates are reviewed by other members of financial management before being recorded into the accounting records.  Actual results could differ from those estimates under different assumptions or conditions.

Development Stage Enterprise

We are a development stage enterprise and are devoting substantially all of our present efforts to prototype development for our lateral flow technologies through our QN Diagnostics joint venture. All losses accumulated are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities related to our lateral flow technologies through our QN Diagnostics joint venture and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Furthermore, our development activities are principally in the early clinical stage. Research and development costs are therefore expensed as incurred.

Share-Based Compensation

Share-based payments to employees, directors and consultants, including grants of employee stock options, are recognized in the statement of operations based on their fair values.  Fair values are determined at the date of each option grant using the Black-Scholes method.  Because our common shares traded so infrequently and the quoted price of the shares was not indicative of fair value, through December, 2008, the stock price used for purposes of these computations was based upon a value of $2.00 per share on a post-split basis, the share price paid by the purchasers in the April and May 2007 private placements.   Beginning in March 2009 with the option re-pricing, a 90 day average price share has been used.  It is the policy of the Board of Directors to grant stock options at not less than their fair value.

In-Process Research and Development

Share-based milestone payments made pursuant to the license Agreement with Vitae Pharmaceuticals, Inc. during the three months ended December 31, 2008 have been expensed in the Statement of Operations as in-process research and development costs consistent with the treatment of the cash payments to Vitae upon initiation of the license during the fiscal year ended September 30, 2007. The fair value of the stock-based payments was based upon a value of $2.00 per share on a post-split basis, the share price paid by the purchasers in the April and May 2007 private placements.

Valuation of Warrants

An impairment in the value of other investments in the amount of $382,000 was expensed in the Statement of Operations during the three months ended December 31, 2009.  This decline in fair market value was attributable to a sustained decline in the fair value of the underlying common stock in QuantRx Biomedical Corporation to $0.38 per share from $0.50 per share.

Results of Operations

During the quarter ended September 30, 2009, we suspended patient accruals under all four active U.S. clinical trials for both lead compounds in order to reserve cash for other diversification opportunities, and to await preliminary data from patients already accrued and planned clinical trials in India.  Patient accruals for the Mexico clinical trials was also suspended and the single open site in Mexico was closed.  As additional cost cutting we terminated our U.S. clinical trials support staff and undertook significant reductions in the number of  patent cases in our intellectual property portfolio we were actively prosecuting and maintaining, limiting legal and patent annuity expenditures to the most promising lead compounds.

In January 2010, we decided to devote all of our present efforts to development of the point-of-care lateral flow diagnostic products for human and veterinary applications through QND, and to terminate all of our cancer therapeutic clinical trials and drug development activities, terminate the underlying licenses with Vitae and Allergan returning the underlying intellectual property rights acquired thereunder, and terminate the co-development agreement with Piramal.

Both the time required and costs we may incur in order to commercialize a lateral flow product candidate that would result in material net cash inflow are subject to numerous variables, and hence, we are unable at this stage of our development to forecast useful estimates. Due to technological and regulatory uncertainties, among others, it is not possible to give accurate and meaningful estimates of the ultimate cost to bring our products to market, the timing of costs, completion of our program and the period during which material net cash inflows will commence.

Three Months ended December 31, 2009 Compared to Three Months Ended December 31, 2008

General and Administrative Expenses.

General and administrative (“G&A”) expenses were approximately $626,000 during the three months ended December 31, 2009, as compared to approximately $440,000 incurred during the three months ended December 31, 2008 or an increase of approximately $186,000. General and administrative expenses consist primarily of employee compensation and legal costs involved in our regulatory filings, in connection with general corporate matters, litigation, and other contracting matters. G&A costs also include insurance, payroll costs and benefits for all employees, and share-based compensation expense related to option issuances to Board members, employees and consultants and bad debt expense. The approximately $186,000 net increase in total G&A expenses, resulted from an aggregate of approximately $237,000 cost increases, offset by approximately $51,000 in cost reductions. The approximately $237,000 in cost increases consisted primarily of bad debt expense related to the write down of the other receivable for reimbursable expenses pursuant to the Piramal Agreement in the amount of $100,000, approximately $46,000 in legal fees related to contracting, related regulatory filings and litigation matters, $64,000 salaries reflecting increased compensation to the CEO, change in CFO’s time commitment to full-time effective April 2009, and $27,000 in travel expenses primarily related to activities of QN Diagnostics.  These cost increases were offset by approximately $51,000 in expense reductions consisting of reductions of approximately $18,000 in director’s compensation (independent directors’ compensation other than hourly compensation to the Executive Chairman, and consulting fees paid to a former director for services in connection with QN Diagnostics, LLC activities having been eliminated effective October 1, 2009), $30,000 from the termination of the consulting contract with an affiliate in October, 2008, and $3,000 in other net cost reductions.

Research and Clinical Development Expenses.

Research and clinical development (“R&D”) expenses were approximately $106,000 during the three months ended December 31, 2009, as compared to approximately $877,000 incurred during the three months ended December 31, 2008 or a decrease of approximately $771,000.

R&D expenses for the three months ended December 31, 2009 consist primarily of costs related to monitoring the U.S. Clinical trials for which patient accruals had been suspended in the quarter ended September 30, 2009.

R&D expenses for and the three months ended December 31, 2008 consist primarily of costs involved in the following activities:

•	Manufacture of the intermediates, API and clinical grade drug product for the Company’s two lead compounds for use in clinical trials;

•	Regulatory affairs activities including:

o	regulatory filings including protocol submissions to governmental bodies in and outside of the United States with respect to clinical trials, and

o	regulatory filings including protocol submissions to governing ethics committees for proposed clinical trial sites in and outside of the United States including negotiation of related contracts;

•	Continuation of the Phase I clinical trial for NRX 4204 in the United States;

•	Costs of readying and initiating the Phase II clinical trials for NRX 5183 in India, Mexico, and the U.S;

•	Patient and data management activities for active clinical trials; and

•	Costs of readying and initiating Phase II clinical trials in NSCLC and Mesothelioma for NRX 4204 in the United States.

R&D costs also include payroll costs of R&D employees, costs of third party consultants, legal costs related to maintenance of the patent portfolio, including patent annuity payments, in-process R&D costs related to the share-based license amendment payment under the Vitae license and share-based compensation costs.

Our R&D expenses for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 were related to the following activities:

	Three Months Ended December 31, (in thousands)
	2009	2008
Direct clinical trials costs	$70	$160
Drug development and manufacturing	6	179
R&D compensation, including share based compensation	2	187
In-process R&D costs	—	225
Other R&D costs	28	126
Total	$106	$877

Direct clinical trial costs decreased by approximately $90,000 compared to the three months ended December 31, 2008. The increase is due principally to the cessation of accruals under US clinical trials.  Drug development and manufacturing costs decreased approximately $173,000, primarily attributable to the availability of sufficient quantities of GMP drug product for NRX 4204 and NRX 5183 for clinical trials manufactured in previous periods.  R&D compensation costs decreased approximately $185,000 as a result of the termination of our U.S. clinical development team during the quarter ended September 30, 2009, and the termination of the employment agreement of our Chief Scientific Officer. In-process R&D costs decreased $225,000 as a result of a one-time cash and stock payment upon revision of the Vitae agreement during the three months ended December 31, 2008. Other R&D costs decreased by $98,000, related primarily to the continuing reduction in legal costs and annuity payments on the licensed technology portfolio as a result of eliminating non-critical cases from the portfolio.

Loss from QN Diagnostics, LLC Joint Venture

We reported $651,065 on the equity method for our 50% share of the net loss incurred by QND for the three months ended December 31, 2009.  The joint venture was formed on July 30, 2009.

Interest Income.

Interest income of $759 for the three months ended December 31, 2009 consisted primarily of income from certificates of deposits and savings, and approximately $23,300 for the three months ended December 31, 2008 from savings and treasury bills.   The decrease was due to lower cash balances and lower interest rate yields in the three months ended December 31, 2009.

Revenues

Cancer Therapeutics

We had no revenues and we do not anticipate that we will derive any revenues from either product sales or licensing from clinical development of our cancer therapeutic lead compounds as a result of our decision to terminate further clinical trials and drug development activities, the underlying technology licenses and our co-development agreement with Piramal.

Point-of-Care Diagnostics

Our QN Diagnostics joint venture with QuantRx is expected to begin generating revenues during our current fiscal year ending September 30, 2010, although we expect to incur overall losses for this period.  Revenues are expected to be generated from manufacturing of lateral flow products for third parties, manufacturing and sale of proprietary lateral flow products, and from licensing.  QN Diagnostics is obligated under a license for certain optics technology to pay royalties to the licensor of two percent (2%) of net sales on lateral flow products incorporating that technology.

Liquidity

As an early stage clinical development company, we have not generated any revenues from operations to meet operating expenses, and have historically financed operations through issuances of equity securities.

We held approximately $1.4 million in cash and cash equivalents at December 31, 2009 in comparison to $1.9 million in cash and cash equivalents at September 30, 2009.  The decrease in cash and cash equivalents for the three months ended December 31, 2009 of approximately $500,000 was primarily caused by the cash loss from operations. There were no significant cash flows from financing or other investing activities during the year.

On October 29, 2009, we have called for the redemption of certain shares representing 46.2% of the issued and outstanding common shares of the Company at a cost of approximately $1.2 million.  (On November 13, 2009, the holder of such shares filed a complaint in U.S. District Court in Nevada for declaratory and injunctive relief from such redemption.).  If completed, the redemption would significantly deplete the cash available for operations.

The QN Diagnostics business is also in its early stage and will require additional funding to complete the development and launch of its initial products, which we and our venture partner are mutually obligated to provide.

As a result, management believes that given the current economic environment, the cash requirements of QN Diagnostics, the expected $1.2 million for share redemption, and the continuing need to strengthen the Company’s cash position, there is substantial doubt about its ability to continue as a going concern.  The Company continues to actively pursue various funding options, including equity offerings, debt financings and business combinations.  There can be no assurance that we will be successful in our efforts to raise additional capital.

Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to do any or all of the following:

•
obtain adequate sources of debt or equity financing to (i) wind down the cancer therapeutics clinical trials and drug development activities; and (ii) fund its share of future additional development costs of the QND joint venture; and

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

Joint Venture

On July 30, 2009, we formed a 50/50 joint venture with QuantRx Biomedical Corporation called QN Diagnostics, LLC where we invested $5.0 million cash and QuantRx contributed its lateral flow and optics intellectual property for the joint development of point of care diagnostic products for human, forensic and veterinary use valued at approximately $5.5 million.  It is anticipated that this initial capital investment will not be sufficient to fund the planned operations of QN Diagnostics through cash flow; and there can be no assurance that additional funds will be available at all, or at a cost which is economically viable to the joint venture.  Both we and QuantRx share jointly in the obligation to raise additional capital if needed, although QuantRx is obligated to provide the first $700,000 of any such funds.

On January 29, 2010, we entered into the Merger Agreement with QuantRx and Merger Sub. The Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of QuantRx.  The Merger Agreement provides, among other things, that subsequent to the Effective Time, the Joint Venture will be terminated.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

As required by Securities and Exchange Commission Rule 13a-15(c), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our system of internal control over financial reporting as of the end of the period covered by this Report.  The Company utilizes the framework established by the Committee on Sponsoring Organizations (COSO) as the framework for its system of internal controls.  Management has assessed the system of internal control over financial reporting to be effective.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15(d) under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As we disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2009, on October 29, 2009, pursuant to the authority provided in the Bylaws and pursuant to Nevada Control Share Act ((the “Nevada Act”), we called for redemption of the entire 10,832,876 common share holding of DYVA Management Ltd. and its affiliates (“DYVA”), which such shares represent 46.2% of our total issued and outstanding shares.  Under the Nevada Act, we are entitled to call for redemption of DYVA’s shares at the average price paid by DYVA for its shares, which has been reported by DYVA to be for 833,298 Euros (approximately $1,231,000). On November 13, 2009, DYVA filed a complaint in the United States District Court, District of Nevada for declaratory and injunctive relief to halt the proposed redemption. In addition, the complaint seeks attorneys’ fees and costs to the extent permitted by law and any further and other relief the Court may deem proper.  The Company filed its response on January 22, 2010 seeking a Motion for Summary Judgment.  On February 8, 2010 DYVA filed an Opposition to Motion for Summary Judgment.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended September 30, 2009. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. In addition, we are also subject to the following additional risks:

Risks Related to Our Proposed Merger

On January 29, 2010, we entered into a Merger Agreement with QuantRx and Merger Sub. The Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of QuantRx.  The Board of Directors of the Company unanimously approved the Merger and the Merger Agreement at a special meeting on January 11, 2010 and resolved to recommend that the Merger Agreement be submitted to the Company’s stockholders for adoption. The Merger is subject to approval of the Company’s stockholders and other customary conditions to closing and a shareholders meeting is expected to be held during the second or third quarter of 2010.

If we are unable to consummate the Merger, our business, financial condition, operating results and stock price could suffer.

The completion of the Merger is subject to the satisfaction of numerous closing conditions, including the approval of the Merger by our stockholders. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the Merger Agreement. As a result, no assurances can be given that the Merger will be consummated. If our stockholders choose not to approve the Merger, we otherwise fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the transaction and the Merger is not consummated, a material event, change or circumstance has occurred that results in the termination of the Merger Agreement, or any legal proceeding results in enjoining the Merger, we could be subject to various adverse consequences, including, but not limited to, the following:

•	we would remain liable for significant costs relating to the Merger, including, among others, legal, accounting, financial advisory and financial printing expenses;

•	we may face various disruptions to the operation of our business as a result of the substantial time and effort invested by our management in connection with the Merger;

•	an announcement that we have abandoned the Merger could trigger a decline in our stock price to the extent that the stock price reflects a market assumption that we will complete the Merger;

•	our inability to solicit competing acquisition proposals and the possibility that we could be required to pay a termination fee if the Merger Agreement is terminated under certain circumstances; and

•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NURX PHARMACEUTICALS, INC.

February 16, 2010	By:	/s/ Harin Padma-Nathan
Name: Harin Padma-Nathan
Title: Chief Executive Officer
(Principal Executive Officer)

February 16, 2010	By:	/s/ Steven Gershick
Name: Steven Gershick
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Form 10-Q
Three months ended December 31, 2009

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.