Form 10-K/A
period 2009-09-30
NURX PHARMACEUTICALS, INC.
filed 2010-03-31
CIK 1174228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

As of March 29, 2009, 23,444,234 shares of common stock were outstanding.

EXPLANATORY NOTE

NuRx Pharmaceuticals, Inc. (the “Registrant”) is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 29, 2009 and amended by Amendment No. 1 to Form 10-K, filed with the SEC on January 28, 2010 (collectively, the “Original Filing”).

This Amendment is being filed for the sole purpose of complying with Rule 3-09 of SEC Regulation S-X, pursuant to which the Registrant is required to include in its Annual Report on Form 10-K for the year ended September 30, 2009, the audited financial statements of QN Diagnostics, LLC, an entity in which the Registrant owns 50% of the membership interests as of September 30, 2009.  The financial statements of QN Diagnostics, LLC were not included in the Original Filing because the fiscal year of QN Diagnostics, LLC is after the date the Original Filing was filed with the SEC.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing, and other than providing the audited financial statements of QN Diagnostics, LLC, does not modify or update the disclosures in the Original Filing in any way.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements of NuRx Pharmaceuticals, Inc. and the related notes to the financial statements were filed as part of its Form 10-K for the fiscal year ended September 30, 2009, filed on December 29, 2009.

The financial statements of QN Diagnostics, LLC and the related notes to the financial statements are included as Exhibit 99.1 to this Form 10-K/A.

Exhibits

Exhibit Number	Description

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

*32.1	Certification of the Chief Executive Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002

*99.1	Audited Financial Statements of QN Diagnostics, LLC as of December 31, 2009 and for the year then ended
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NURX PHARMACEUTICALS, INC.

Dated: March 30, 2010	By:	/s/ Harin Padma-Nathan
Harin Padma-Nathan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harin Padma−Nathan	Director, President and Chief Executive Officer	March 30, 2010
Harin Padma−Nathan	(Principal Executive Officer)

/s/ Steven Gershick	Chief Financial Officer (Principal Financial	March 30, 2010
Steven Gershick	and Accounting Officer) and Secretary

/s/ Kurt Brendlinger	Director	March 30, 2010
Kurt Brendlinger

/s/ Sharyar Baradaran	Director	March 30, 2010
Sharyar Baradaran

/s/ Rosh Chandraratna	Director	March 30, 2010
Rosh Chandraratna

/s/ Marvin Rosenthale	Director	March 30, 2010
Marvin Rosenthale

/s/ Carl Lebel	Director	March 30, 2010
Carl Lebel

EXHIBIT INDEX

Exhibit Number	Description

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

*32.1	Certification of the Chief Executive Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002

*99.1	Audited Financial Statements of QN Diagnostics, LLC as of December 31, 2009 and for the year then ended
*	Filed herewith.