Form 10-Q
period 2010-03-31
NURX PHARMACEUTICALS, INC.
filed 2010-05-14
CIK 1174228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes   ☐     No   ☒

As of May 1, 2010, there were 23,444,234 shares of common stock outstanding.

NURX PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2010

ITEM 1.	FINANCIAL STATEMENTS

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Balance Sheets
March 31, 2010 (unaudited) and September 30, 2009

	(Unaudited)
	March 31, 2010	September 30, 2009

ASSETS

Cash and cash equivalents	$1,009,161	$1,899,752
Prepaid expenses and other current assets	109,063	128,783
Other receivable	-	100,000
Total current assets	1,118,224	2,128,535

Property and equipment, net of accumulated depreciation and amortization of $33,624 and $25,710, respectively	58,870	66,784

Investment in joint venture	2,528,178	3,535,245

Other investments	533,000	1,000,000

Deposits	-	27,093

Total assets	$4,238,272	$6,757,657

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$992,412	$504,211

Commitments and contingencies

Stockholders' Equity

Series A preferred stock, $.001 par value, 1,000,000 shares designated, no shares issued and outstanding	-	-

Series B preferred stock, $.001 par value, 500,000 shares designated, no shares issued and outstanding	-	-

Series C preferred stock, $.001 par value, 300,000 shares designated, no shares issued and outstanding	-	-

Common stock, $.001 par value; 150,000,000 shares authorized, 23,444,234 shares issued and outstanding	23,444	23,444
Additional paid-in capital	22,082,297	21,947,475
Accumulated deficit during development stage	(18,896,081)	(15,753,673)
Retained earnings	36,200	36,200

Total stockholders' equity	3,245,860	6,253,446

Total liabilities and stockholders' equity	$4,238,272	$6,757,657

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statements of Operations  (unaudited)
For the three and six months ended  March 31,  2010 and 2009 and for the period from inception (May 1, 2007) through March 31, 2010

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009	Inception (May 1, 2007) through March 31, 2010

Operating Expenses:

General and administrative (includes share based compensation of $64,647, $156,998, $134,822, $219,931 and $836,136, and related party consulting fees of $0, $0, $0, $30,000 and $572,200, respectively)	$472,171	$497,527	$1,098,755	$937,919	$5,814,491

Research and clinical development (includes share based compensation of $0, $26,327, $0, $40,524 and $140,969, related party consulting fees of $0, $52,500, $0, $105,000 and $378,910 respectively, and fair value of shares issued in connection with license amendment, license fee, and milestone payment under technology license of $0, $0, $0, $100,000 and $3,613,000, respectively)	64,751	798,080	170,499	1,675,335	11,457,712

Litigation settlement	400,000	-	400,000	-	400,000

Impairment of other investments	85,000	-	467,000	-	467,000

Share of net loss from joint venture	356,002	-	1,007,067	-	1,471,822

Total operating expenses	1,377,924	1,295,607	3,143,321	2,613,254	19,611,025
Loss from operations	(1,377,924)	(1,295,607)	(3,143,321)	(2,613,254)	(19,611,025)

Other income and (expense):

Interest income	154	13,489	913	36,758	727,569
Interest expense	-	-	-	-	(12,625)
Total other income (expense)	154	13,489	913	36,758	714,944

Net Loss	$(1,377,770)	$(1,282,118)	$(3,142,408)	$(2,576,496)	$(18,896,081)

Loss per common share - basic and diluted	$(0.06)	$(0.05)	$(0.13)	$(0.09)	$(0.70)

Weighted average common shares - basic and diluted	23,444,234	28,444,234	23,444,234	28,419,234	26,840,680

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statement of Stockholders' Equity
For the period from inception (May 1, 2007) through March 31, 2010

													Accumulated
													Deficit
									Additional				During the
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Treasury Stock		Retained	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Stage	Total

Balance at October 1, 2006	-	$-	-	$-	-	$-	2,564,752	$2,565	$160,485	-	$-	$166,854	$-	$329,904
Private placement April 27, 2007, 15,750,000 common shares at $0.001 per share	-	-	-	-	-	-	15,750,000	15,750	-	-	-	-	-	15,750

Private placement May 16, 2007, 10,000,000 common shares at $2.00 per share	-	-	-	-	-	-	10,000,000	10,000	19,990,000	-	-	-	-	20,000,000

Private placement June 25, 2007, 250,000 common shares at $2.00 per share	-	-	-	-	-	-	250,000	250	499,750	-	-	-	-	500,000

Private placement fees, reorganization costs and related registration costs, including fair market value of warrants	-	-	-	-	-	-	-	-	(5,151,228)	-	-	-	-	(5,151,228)

Share-based compensation	-	-	-	-	-	-	12,500	12	65,817	-	-	-	-	65,829

Fair value of warrants issued in connection with private placement	-	-	-	-	-	-	-	-	2,988,064	-	-	-	-	2,988,064

Repurchase of 1,939,750 common shares, May 2007	-	-	-	-	-	-	-	-	-	(1,939,750)	(750,000)	-	-	(750,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(130,654)	(2,954,723)	(3,085,377)
Balance September 30, 2007	-	-	-	-	-	-	28,577,252	28,577	18,552,888	(1,939,750)	(750,000)	36,200	(2,954,723)	14,912,942

Share based compensation	-	-	-	-	-	-	-	-	324,105	-	-	-	-	324,105

Fair value of shares issued in connection with milestone payments under technology license (shares valued at $2.00 per share)	-	-	-	-	-	-	1,756,732	1,757	3,511,243	-	-	-	-	3,513,000

Cancellation of treasury stock	-	-	-	-	-	-	(1,939,750)	(1,940)	(748,060)	1,939,750	750,000	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(7,338,825)	(7,338,825)
Balance September 30, 2008	-	-	-	-	-	-	28,394,234	28,394	21,640,176	-	-	36,200	(10,293,548)	11,411,222

Share based compensation	-	-	-	-	-	-	-	-	452,349	-	-	-	-	452,349

Fair value of shares issued in connection with amended technology license (shares valued at $2.00 per share)	-	-	-	-	-	-	50,000	50	99,950	-	-	-	-	100,000

Shares redeemed and cancelled	-	-	-	-	-	-	(5,000,000)	(5,000)	(245,000)	-	-	-	-	(250,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,460,125)	(5,460,125)
Balance September 30, 2009	-	-	-	-	-	-	23,444,234	23,444	21,947,475	-	-	36,200	(15,753,673)	6,253,446

Share based compensation (unaudited)	-	-	-	-	-	-	-	-	134,822	-	-	-	-	134,822

Net loss (unaudited)	-	-	-	-	-	-	-	-	-	-	-	-	(3,142,408)	(3,142,408)
Balance March 31, 2010 (unaudited)	-	$-	-	$-	-	$-	23,444,234	$23,444	$22,082,297	-	$-	$36,200	$(18,896,081)	$3,245,860

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statements of Cash Flows  (unaudited)
For the six months  ended March 31, 2010 and 2009, and for the period from inception (May 1, 2007) through March 31, 2010

	Six months ended March 31, 2010	Six Months ended March 31, 2009	Inception (May 1, 2007) through March 31, 2010

Cash flows from operating activities:

Net loss	$(3,142,408)	$(2,576,496)	$(18,896,081)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	7,914	9,602	33,624
Share-based compensation	134,822	260,455	977,105
Fair value of shares issued in connection with license amendment, license fee, and milestone payments under technology license	-	100,000	3,613,000
Write off of uncollectible other receivable	100,000	-	100,000
Impairment of other investments	467,000	-	467,000
Share of net loss from operations of joint venture	1,007,067	-	1,471,822

Changes in operating assets and liabilities:
Deposits	27,093	15,000	-
Prepaid expenses and other current assets	19,720	27,133	(109,063)
Other receivable	-	-	(100,000)
Accounts payable and accrued expenses	488,201	63,092	1,028,502
Due to related parties	-	(30,000)	(36,090)
Net cash used in continuing operating activities	(890,591)	(2,131,214)	(11,450,181)
Net cash provided by discontinued operating activities	-	-	41,146
Net cash used in operating activities	(890,591)	(2,131,214)	(11,409,035)

Cash flows from investing activities:

Purchase of property and equipment	-	(28,718)	(92,494)
Investment in joint venture	-	-	(4,000,000)
Investment in warrants	-	-	(1,000,000)
Issuance of note receivable	-	-	(250,000)
Collection of note receivable	-	-	250,000
Net cash used in investing activities	-	(28,718)	(5,092,494)

Cash flows from financing activities:
Private placements of common shares	-	-	20,563,000
Private placement offering costs	-	-	(2,163,164)
Proceeds of note receivable	-	-	125,000
Repayment of note receivable	-	-	(125,000)
Redemption of treasury stock	-	-	(1,000,000)
Net cash provided by financing activities	-	-	17,399,836
Net increase (decrease) in cash and cash equivalents	(890,591)	(2,159,932)	898,307
Cash transferred to discontinued operations	-	-	(166,463)
Cash and cash equivalents, beginning of period	1,899,752	11,365,646	277,317
Cash and cash equivalents, end of period	$1,009,161	$9,205,714	$1,009,161

Supplemental disclosure of cash flow information
Cash paid for -
Income taxes	$-	$-	$1,600
Interest	$-	$-	$12,625

Non-cash financing activities:

In 2007, the Company incurred $5,151,228 in private placement fees, reorganization costs and related registration costs, which included the issuance of warrants with a fair value of $2,988,064.

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Notes to Condensed Financial Statements
March 31, 2010

Note 1 - The Company and its Significant Accounting Policies

General Business:

From the Company’s inception in 2001 to May 2007, it was in the business of selling nutritional products under the name Quest Group International, Inc. In May 2007, the Company spun off this nutritional products business and began to pursue a new business plan in the pharmaceuticals industry. On May 11, 2007, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which it acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and nuclear receptor technology for all human and veterinary use. The principal therapeutic indications for the lead compounds are acute promyelocytic leukemia, solid cancers (lung and breast) and chemotherapy-induced neutropenia (low white cell count). On October 23, 2007, the Company changed its name to NuRx Pharmaceuticals, Inc. (“NuRx”). While NuRx was initially established to explore the broad application of second and third generation retinoid and rexinoid compounds, it has evolved into a more broad Life Sciences company with research and development (“R&D”) interests in additional novel cancer therapeutics and, more recently, a novel delivery of point of care diagnostics. (See Note 5). In January, 2010, the Company formally terminated its cancer therapeutic clinical trials and drug development activities, terminate the underlying licenses with Vitae Pharmaceuticals, Inc. (“Vitae”) and Allergan Pharmaceuticals, Inc. (“Allergan”), and terminate the co-development agreement with Piramal Life Sciences, Ltd. (“Piramal”) (See Notes 4, 12,16 and 17).

On March 3, 2010, the Company entered into an agreement with Io Therapeutics, LLC (a company wholly owned by a shareholder and former Chief Scientific Officer of the Company) to assume the record keeping and regulatory reporting requirements for all clinical trials formerly conducted by the Company and to transfer its clinical trial data, materials, compounds and records in exchange for the assumption by the transferee of certain de minimus liabilities with third party vendors. (See Note 17).

On January 29, 2010, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QuantRx Biomedical Corporation, a Nevada corporation (“QuantRx”), and NP Acquisition Corporation, a Nevada corporation and a wholly-owned subsidiary of QuantRx (“Merger Sub”). The Merger Agreement provides that Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of QuantRx.  The Merger Agreement terminates on June 30, 2009, if not extended by mutual agreement of the parties.  (See Note 16).

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

Development Stage Enterprise:

The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. Since September 30, 2009, the Company has been devoting substantially all of its present efforts to development of the point-of-care lateral flow diagnostic products for human and veterinary applications through its QN Diagnostics, LLC joint venture (“QND”) with QuantRx Biomedical Corporation (“QuantRx”)  (See Note 5), and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since May 1, 2007 have been considered as part of the Company's development stage activities. The Company held approximately $1.0 million in cash and cash equivalents at March 31, 2010.

Liquidity and Going Concern:

Until July 2009, the Company was an early stage R&D biopharmaceutical company with a focus solely on oncology products (leukemia and lung cancer). Because of (1) the current suboptimal conditions for new financing of a pure early-stage, oncology-focused research and development biotech company and (2) the slower than expected recruitment in its U.S. clinical trials with its resultant delays in delivery of Phase II data, the Company concluded that there was an immediate need to expand its interests to broader areas of life sciences with products that offer a near term revenue stream to support the R&D programs. After examining a number of options in the medical diagnostics arena, the Company ultimately focused on point-of-care diagnostics in human and veterinary medicine through QND (See Note 5). The Company terminated further patient accruals under its U.S. clinical trials, eliminated its U.S. clinical development team, undertook significant cost reductions and through December 31, 2009, limited its focus in drug development to winding down the U.S. clinical trials and supporting the clinical development activities in India in collaboration with Piramal (See Note 12).  In January 2010, the Company formally decided to terminate its drug developments activities including the Piramal Agreement (See Note 17).

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

On October 29, 2009, the Company called for the redemption of certain shares representing 46.2% of the issued and outstanding shares of the Company at a cost of approximately $1,231,000. On November 13, 2009, the holder of such shares filed a complaint in U.S. District Court in Nevada for declaratory and injunctive relief from such redemption (See Note 15).  On April 9, 2010, the litigation was settled for an amount of $400,000 payable to the plaintiffs and withdrawal of the redemption demand (See Note 18).

On January 29, 2010, the Company announced a proposed merger with QuantRx. (See Note 16).

The Company has sufficient capital to continue operations only through July 2010.  Management believes that given the current economic environment and the continuing need to strengthen the Company’s cash position, there is substantial doubt about its ability to continue as a going concern regardless of the outcome of the proposed merger. The Company continues to actively pursue various funding options, including the merger with QuantRx, equity offerings and debt financing; however, there can be no assurance that it will be successful in its efforts to successfully complete the merger or raise additional capital on a timely basis and on acceptable terms.

Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of debt or equity financing to:

·	wind down the cancer therapeutic clinical trials and drug development activities;

·	fund its share of future additional development costs of the QND joint venture; and
·	manage or control working capital requirements by further reducing operating expenses.

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

The Company has adopted the requirements in FASB ASC 730 “Research and Development” on accounting for nonrefundable advance payments for goods or services received for use in future research and development activities. The requirements provide that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. At March 31, 2010 and September 30, 2009, there were no advance payments for drug development manufacturing costs capitalized as prepaid expenses in the accompanying condensed balance sheet.

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

Cash and Cash Equivalents:

Cash equivalents are certificates of deposit, U.S. government securities or other highly liquid investments with original maturities of three months or less when purchased.  There are no cash equivalents at March 31, 2010, and at September 30, 2009 cash equivalents consisted of certificates of deposit.

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

The Company has adopted FASB ASC 740 “Income Taxes” that requires the recognition in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of the standard had no effect on the Company’s financial position or results of operations.

Earnings Per Common Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. These potentially dilutive securities were not included in the calculation of loss per share for the three and six months ended March 31, 2010 and 2009, and the period from inception (May 1, 2007) through March 31, 2010, because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for these periods. At March 31, 2010 and September 30, 2009 potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 5,125,560 and 4,925,560 shares, respectively.

Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash and warrants to purchase common stock of QuantRx. The carrying amount of these financial instruments approximates fair value.  (See Note 6).

Variable Interest Entities/Equity Method of Accounting

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of QND, a 50% joint venture , that the Company is not the primary beneficiary of the VIE. As such, the Company accounts for the activities of QND utilizing the equity method of accounting.  The Company recorded a loss from QND representing the Company’s 50% portion of the activities of QND under the equity method of $356,002, $1,007,067 and $1,471,822 for the three and six months ended March 31, 2010,  and from QND’s inception (July 30, 2009) through March 31, 2010, respectively (See Note 5).

Concentrations of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in interest and non-interest bearing transaction accounts at a Standard & Poor’s AAA rated domestic bank. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  As of March 31, 2010, the Company had $759,000 cash balance in excess of this limit.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Impairment of Long-Lived Assets:

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2010 and September 30, 2009, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

Note 2 - Property and Equipment

Property and equipment consisted of the following at March 31, 2010 and September 30, 2009:

	March 31, 2010 (unaudited)	September 30, 2009
Office equipment	$33,264	$33,264
Computer equipment	11,564	11,564
Lab equipment	46,466	46,466
Leasehold Improvements	1,200	1,200
	92,494	92,494
Accumulated depreciation and amortization	(33,624)	(25,710)
	$58,870	$66,784

Depreciation and amortization expense for the three and six months ended March 31, 2010 and 2009 amounted to $3,957, $4,801, $7,914 and $9,602, respectively.

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

During the three months ended March 31, 2010, the Company terminated all drug development activities, cancelled the Vitae and Allergan licenses, and returned the licensed intellectual property rights granted thereunder.  (See Note 17).

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

QuantRx and QND also entered into a one year Development and Services Agreement, pursuant to which QND shall pay a monthly fee consisting of a base of $250,000 plus approved overages, not to exceed $3.7 million to QuantRx in exchange for QuantRx providing all services related to the development, regulatory approval and commercialization of lateral flow products.  For the three and six months ended March 31, 2010, and for the period July 30, 2009 (inception) through March 31, 2010, an aggregate of $575,000, $1,911,936 and $2,595,924, respectively, was paid by QND to QuantRx pursuant to this agreement.

In connection with the formation of the Joint Venture on July 30, 2009, NuRx received two warrants to purchase 2,000,000 shares of QuantRx common stock each, for an aggregate of 4,000,000 shares of QuantRx common stock. The warrants are separately stated as “Other Investments” (see Note 6).

Summarized unaudited financial information of QND for the three months and six month ended March 31, 2010, and for the period July 30, 2009 (inception) through March 31, 2010 is as follows:

	Three months Ended March 31, 2010	Six months Ended March 31, 2010	July 30, 2009 (inception) through March 31, 2010
Revenue and gross profit	$75,000	$150,216	$200,216
Operating expenses	787,525	2,166,876	3,149,518
50% of net loss under the equity method	$(356,002)	$(1,007,067)	$(1,471,822)

There were no intercompany profits to eliminate.

Summarized balance sheets at March 31, 2010 and September 30, 2009 are as follows:

	March 31, 2010 (unaudited)	September 30, 2009
Cash	$127,123	$2,061,060
Related party receivable, QuantRx	240,960	250,000
Intangible assets, net of amortization	5,118,824	5,367,206
Total assets	5,571,573	7,710,768
Accounts payable – related party	52,717	190,278
Total liabilities	$65,217	$190,278

The "Investment in Joint Venture” presented on the balance sheet at March 31, 2010 reflects the following:

Cash investment	$5,000,000
Fair value of warrants in QuantRx received in connection with formation of QND	(1,000,000)
Equity method losses:
July 30, 2009 (inception) through September 30, 2009	(464,755)
October 1, 2009 through December 31, 2009	(651,065)
January 1, 2010 through March 31, 2010	(356,002)
$2,528,178

Pursuant to the LLC Operating Agreement, NuRx has the right, prior to the achievement of two specified milestones by QND and subject in certain circumstances to prior approval by QuantRx, to withdraw up to $1,500,000 of its capital contribution from the joint venture. If withdrawn, the funds must be returned to the joint venture within thirty days of the achievement of the respective milestone. The first milestone was achieved in November, 2009 and $1,000,000 was released into the QND operating account. As a result, NuRx may request withdrawal of up to $500,000 prior to achievement of the second milestone.  No withdrawals have been requested by NuRx.  The second milestone date was March 31, 2010 which was not achieved.  QuantRx is now in the sixty day cure period provided under the LLC Agreement.  Failure by QuantRx to achieve the milestone within the cure period will be a breach of the LLC Agreement and results in the loss of a Manager with voting control of the Joint Venture Board of Managers shifting to NuRx.

As of March 31, 2010, $52,717 is included in prepaid expenses and other current assets, and was due from QND for reimbursement of consulting fees paid to a former director and compensation and related payroll costs related to the employment of a QND executive for which the Company acted as nominal employer on behalf of QND under the employment agreement with the executive. Under this agreement, the Company is obligated to advance compensation and related payroll costs for the executive through December 31, 2009, and QND is obligated to reimburse the Company for these advances upon receipt by QND of first cash flow from product sales.  The executive resigned on November 6, 2009.

Note 6– Other Investments

 The following table summarizes the Company’s long-term investments classified as available-for-sale at March 31, 2010 and September 30, 2009:

Warrants to purchase QuantRx Biomedical Corporation common shares	March 31, 2010 (unaudited)	September 30, 2009
Cost	$1,000,000	$1,000,000
Gross unrealized gains	—	—
Impairment loss	(467,000)	—
Fair value	$533,000	$1,000,000

The investments consist of two warrants to purchase 2,000,000 shares of QuantRx common stock each, for an aggregate of 4,000,000 shares of QuantRx common stock, received in connection with the formation of QND on July 30, 2009. (See Note 5). The warrants expire on July 30, 2014 and have exercise prices of $0.50 and $1.25, respectively.

The fair value of the warrants at March 31, 2010 and September 30, 2009 using the Black-Sholes pricing model was $533,000 and $1,000,000 using a stock price of $0.36 and $0.50 per share, respectively, and the following assumptions:

	March 31, 2010	September 30, 2009
Expected Volatility	70%	70%
Expected Dividends	—	—
Expected term, in years	4.33	5.0
Risk-free rate	2.23%	3.24%

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

The warrants to purchase shares of QuantRx common stock are measured and recorded at fair value on the Company’s balance sheets using Level 2.  As a result of fair value measurement, the Company determined that the fair value of the QuantRx warrants no longer approximated the original valuation and recorded an impairment loss on investment in warrants of $85,000 and $467,000, respectively during the three and six months ended March 31, 2010.  Subsequent to March 31, 2010, there has been a further decline in the fair value of the QuantRx warrants resulting in an additional impairment loss of approximately $170,000.

If the proposed merger with QuantRx is consummated the warrants will be cancelled (See Note 16).

Note 7 - Related Party Transactions

On May 1, 2007, the Company entered into a consulting agreement with an affiliate to provide consulting services relating to strategic planning, investor relations and corporate governance for a monthly fee of $30,000, plus reimbursement of expenses, for a six-month period ended on October 31, 2007. The consulting agreement provided for automatic extensions at the end of each six-month term, unless terminated by either party at least 30 days prior to the end of such term. The agreement was terminated on October 30, 2008. For the three and six months ended March 31, 2010 and 2009, and from inception (May 1, 2007) through March 31, 2010, the Company incurred costs of $0, $0, $0, $30,000, and $540,000, respectively, pursuant to this consulting agreement.

On November 5, 2007, the Company entered into a five year consulting agreement effective May 31, 2007 with a company wholly owned by an affiliate to provide the technical services of that affiliate along with other employees and resources of the consulting company. This contract was changed to “at-will” as discussed in Note 13. The consulting agreement superseded an existing five year employment agreement with that affiliate. For the three months and six months ended March 31, 2010 and 2009, and from inception (May 1, 2007) through March 31, 2010, the Company incurred costs of $0, $52,500, $0, $105,000 and $378,910, respectively under the consulting agreement (See Note 13).

For the three and six months ended March 31, 2010 and 2009, and for the period from inception (May 1, 2007) through March 31, 2010, the Company incurred and paid an aggregate of $0, $0, $0, $0 and $32,200 respectively, for advisory and corporate board meeting management, website and graphics design services provided by a company 100% owned by the chief executive officer.

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

On March 6, 2009, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all 1,406,000 shares under stock option grants previously issued through that date to an exercise price of $0.45 per share from the post reverse-split adjusted $4.00 exercise price at date of grant. The incremental compensation cost computed using the Black-Scholes option pricing model was $242,000. The amount of the incremental compensation cost attributable to options vested as of the date of re-pricing was $100,000 which was charged to expense at that date. The amount of incremental compensation cost attributable to option grants vesting after the date of re-pricing was $142,000 which was adjusted to $121,000 during the six months ended March 31, 2010 due to termination of employees.  An amount of $18,000 was charged to expense during the six months ended March 31, 2010.  Approximately $67,000 remains to be recognized over the remaining vesting period of the underlying grants. There were no other changes to the terms of any stock option grants (See Note 9).

Restricted shares of 12,500 have been issued under the Plan.

A summary of option activity under the Plan for the six months ended March 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price
Stock options outstanding, October 1, 2009	1,838,060	$0.45
Granted	500,000	$0.45
Exercised	—	$—
Forfeited	(300,000)	$0.45
Total options outstanding, March 31, 2010	2,038,060	$0.45
Options exercisable at March 31, 2010	1,006,263	$0.45
Shares available for future grant under Plan	1,699,440

The weighted average remaining life of outstanding options at March 31, 2010 was 33 months. The intrinsic value is not greater than the grant price.

Warrants

A summary of warrant activity for the six months ended March 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding, October 1, 2009	3,087,500	$4.01
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Warrants outstanding, March 31, 2010	3,087,500	$4.01

Warrants exercisable at March 31, 2010	3,087,500	$4.01

The weighted average remaining life at March 31, 2010 was 38 months. The intrinsic value is not greater than the grant price.

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

The option value is amortized to expense ratably over the 36 month period following the grant date.  Of the total, $8,417 and $14,028 was expensed during the three and six months ended March 31, 2010.

Note 10 - Lease Commitments

The Company entered into a three year lease of approximately 2,960 sq. ft. for premises located in Irvine, California in which it conducts its operations. The lease commenced July 15, 2007 and ends on July 31, 2010. The base rent is $4,096 per month through July 31, 2008, $4,243 per month through July 31, 2009, and $4,389 per month thereafter. In addition, the Company entered into a one year lease of approximately 100 sq. ft. in Nevada for sales and recruiting activities in connection with the QN Diagnostics point-of-care diagnostic devices directed to the law enforcement and hospitality market segments. The annual lease of $2,500 was prepaid in full in September 2009. Rent expense for the three and six months ended March 31, 2010 and 2009 was $18,350, 16,555, $36,076 and $35,891, respectively. Minimum payments remaining under operating leases are approximately $18,600 through July 31, 2010.

Note 11 - Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carry-forwards, in-process research and development, share-based milestone payments and other temporary differences, aggregating approximately $7,526,000 and $6,274,000 at March 31, 2010 and September 30, 2009, respectively. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be realized, the Company has recorded a full valuation allowance at March 31, 2010 and September 30, 2009.

The Company has net Federal and California losses for tax purposes totaling approximately $12,410,000 and $12,335,000, respectively, which may be applied against future taxable income and will expire in 2029 and 2019. The California net operating loss carry-forward has been suspended for two years. Accordingly, there is no tax expense for the three and six months ended March 31, 2010 and 2009, and the period inception (May 1, 2007) through March 31, 2010. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and cause a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

Significant components of the Company’s net deferred tax assets at March 31, 2010 and September 30, 2009 are as follows:

	March 31, 2010 (unaudited)	September 30, 2009
Tax loss carryforwards	$4,751,000	$3,692,000
Share based compensation	419,000	361,000
In-Process R&D/share based milestone payments	2,262,000	2,177,000
Depreciation/Amortization/Gain/Loss	70,000	17,000
Vacation accrual	24,000	27,000
Valuation allowance	(7,526,000)	(6,274,000)
	$—	$—

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

	Six months ended March 31, 2010	Six months ended March 31, 2009	May 1, 2007 (inception) through March 31, 2010
Provision for income taxes at 34% statutory rate	$(1,068,000)	$(876,000)	(6,468,000)
State taxes, net of federal benefit	(183,000)	(150,000)	(1,112,000)
Change in valuation allowance	1,252,000	991,000	7,526,000
Other	(1,000)	35,000	54,000
	$—	$—	$—

The Company has not recorded any uncertain tax positions under FASB ASC 740 as of March 31, 2010 or September 30, 2009.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2010 and September 30, 2009, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and California. The tax years 2006 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company currently is not under examination by any tax authority.

Note 12 – Piramal Agreement

On March 6, 2009, the Company entered into a development and commercialization agreement with Piramal Life Sciences, Limited (“Piramal”) with respect to compound NRX 5183 in India (the “Piramal Agreement”). Pursuant to the Piramal Agreement, Piramal has the exclusive right to develop, manufacture and exploit the NRX 5183 technology within India at its sole expense. The Company was to obtain the clinical data for use in registration in countries outside of India. Piramal was also to reimburse the Company for development expenses incurred with regard to clinical trials in India up to $100,000. This reimbursement was recorded as a receivable with a corresponding reduction of research and development expenses at September 30, 2009. At December 31, 2009, this receivable had not been paid and determined to be uncollectable. Accordingly, the Company recorded a bad debt expense equal to the full amount which has been charged to general and administrative expense during the period. Effective January 2010, the company terminated its drug development activities and underlying licenses and on February 10, 2010 it terminated the co-development agreement with Piramal effective April 10, 2010. (See Note 17).

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

Note 14 – Stockholder Rights Plan

Effective June 1, 2009, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”). Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one one-hundreth of a share of Series C Preferred Stock at an initial exercise price of $5 per share. The Rights Plan is intended to assure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to protect stockholders’ interests in the event the Company is confronted with partial tender offers or other coercive or unfair takeover tactics.  Rights become exercisable upon the earlier of (i) ten days following the acquisition by a person or group of 20% or more of the Company’s outstanding common stock, and (ii) ten business days after the announcement of a tender offer or exchange offer to acquire 20% or more of the outstanding common stock. The continuing directors (defined as the directors who are not affiliated or associated with an acquiring person) may vote to extend these timeframes in their discretion. If such a person or group acquires 20% or more of the common stock, each right (other than such person’s or group’s rights, which will become void) will entitle the holder to purchase at an exercise price equal to 50% of the then current trading price of the Company’s common stock.  In the alternative, the Board of Directors may authorize issuance of one share of fully paid common stock for each right. If not redeemed, the rights will expire on June 1, 2014. These rights were exercisable at March 31, 2010, but the exercise (distribution date) has been extended.

On April 9, 2010, the Rights Plan was modified as a result of the settlement of shareholder litigation with DYVA Management Ltd. and its affiliates (“DYVA”) (See Note 18).

Note 15 – Redemption of Control Shares under Nevada Control Shares Act

On October 29, 2009, pursuant to the authority provided in the Bylaws and pursuant to Nevada Control Share Act (the “Nevada Act”), the Company called for redemption of the entire 10,832,876 common share holding of DYVA, which such shares represent 46.2% of the total issued and outstanding shares of the Company. Under the Nevada Act, the Company is entitled to call for redemption of DYVA’s shares at the average price paid by DYVA for its shares, which has been reported by DYVA to be for an aggregate of 833,298 Euros ($1,231,000).

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

On April 9, 2010, the shareholder litigation with DYVA was settled and the redemption withdrawn.  (See Note 18).

Note 16 – Proposed Merger with QuantRx Biomedical Corporation

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

Note 17 - Termination of all Cancer Therapeutic Clinical Trials and Drug Development Activities

Effective January  2010, the Company has focused solely on development of the point-of-care lateral flow diagnostic products for human and veterinary applications through QND and terminated all of its cancer therapeutic clinical trials and drug development activities.  In February, 2010, notice of termination of the Vitae and Allergan licenses were delivered to the licensors along with termination of the co-development agreement with Piramal. There are no penalties as a result of these terminations.

In connection with these activities, on March 3, 2010 the Company entered into an agreement with Io Therapeutics, LLC (a company wholly owned by a shareholder and former Chief Scientific Officer of the Company) to assume the record keeping and regulatory reporting requirements for all clinical trials formerly conducted by the Company and to transfer its clinical trial data, materials, compounds and records in exchange for the assumption by the transferee of certain de minimus liabilities with third party vendors.  The agreement is subject to certain closing conditions, including the formal closing of all U.S. clinical trial sites and written notification to the FDA.

Note 18 – Subsequent Events

Settlement of Shareholder Litigation

On April 9, 2010, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with DYVA, pursuant to which DYVA agreed to dismiss its lawsuit against the Company filed on November 13, 2009 in the United States District Court, District of Nevada for declaratory and injunctive relief to halt the Company’s redemption of DYVA’s shares of Company common stock (the “Action”).  Under the Settlement Agreement, the parties also agreed to a mutual release relating to all claims arising from the Action.  In addition, the Company agreed to (i) pay DYVA an aggregate amount of $400,000, and (ii) upon dismissal of the Action, amend the Stockholder Rights Agreement, dated as of June 1, 2009, as amended, by and between the Company and Continental Stock Transfer & Trust Company (the “Rights Agreement”), to exempt DYVA from the Rights Agreement, provided DYVA does not acquire additional shares of Company common stock prior to April 2012.  See Note 14.  DYVA also entered into a voting agreement to approve the proposed Merger Agreement, dated January 29, 2010, by and among the Company, QuantRx Biomedical Corporation and NP Acquisition Corporation, a wholly-owned subsidiary of QuantRx Biomedical Corporation (See Note 16).  The settlement amount of $400,000 is included in accounts payable and accrued expenses at March 31, 2010.

The Company has evaluated subsequent events through May 14, 2010, the date which the condensed financial statements were issued.

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

Overview

NuRx Pharmaceuticals Inc. (“NuRx”) has historically been an early stage R&D biopharmaceutical company with a focus on oncology products (leukemia and lung cancer). The combination of (1) the current suboptimal conditions for new financing of a pure early stage, oncology-focused research and development biotech company and (2)  the slower than expected  recruitment in our U.S. clinical trials with its resultant delays in delivery of Phase II data has recently caused the company to carefully evaluate options to its current singular focus. We concluded in May 2009 that there was an immediate need to expand our R&D focus to novel oncology targets in collaboration with academic centers as well as re-examine the value of our oncology supportive care neutropenia product. More significantly we determined that we needed to expand our interests to broader areas of life sciences with products that offer a near term revenue stream to support the R&D programs. We examined a number of options in the medical diagnostics arena and ultimately focused on point-of-care diagnostics in human and veterinary medicine which resulted in the formation on July 30, 2009 of QN Diagnostics, LLC (“QND”), a 50/50 joint venture with QuantRx Biomedical Corporation (“QuantRx”).

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

We currently have no source of revenue and have incurred significant losses to date. We have incurred net losses of approximately $18,896,000 for the cumulative period from inception (May 1, 2007) through March 31, 2010. Our losses have resulted principally from costs associated with inbound technology licensing, clinical development expenses, 50% share of losses for our QND joint venture, general and administrative activities, and costs related to our financing in May 2007. As a result of development and commercialization activities of the lateral flow products through QND, expenditures relating to the termination of the cancer therapeutic clinical trial and drug development activities, costs related to the proposed merger with QuantRx and continuing general and administrative costs, we expect to incur additional operating losses for the foreseeable future.

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

Valuation of Warrants

An impairment in the value of other investments in the amount of $85,000 and $467,000 was expensed in the Statement of Operations during the three and six months ended March 31, 2010.  This decline in fair market value was attributable to a sustained decline in the fair value of the underlying common stock in QuantRx Biomedical Corporation to $0.36 per share from $0.50 per share.  Subsequent to March 31, 2010, there has been a further decline in the fair market value of the QuantRX warrants resulting in an additional impairment loss of approximately $170,000.

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

Both the time required and costs we may incur in order to commercialize a lateral flow product candidate that would result in material net cash inflow are subject to numerous variables, and hence, we are unable at this stage of our development to forecast useful estimates. Due to technological and regulatory uncertainties, among others, it is not possible to give accurate and meaningful estimates of the ultimate cost to bring QND products to market, the timing of costs, completion of our program and the period during which material net cash inflows will commence.

Three Months ended March 31, 2010 Compared to Three Months Ended March 31, 2009

General and Administrative Expenses.

General and administrative (“G&A”) expenses were approximately $472,000 during the three months ended March 31, 2010, as compared to approximately $497,000 incurred during the three months ended March 31, 2009 or a decrease of approximately $25,000 or 5%. General and administrative expenses consist primarily of employee compensation and legal costs involved in our regulatory filings, in connection with general corporate matters, litigation, proposed merger and other contracting matters. G&A costs also include insurance, payroll costs and benefits for all employees, and share-based compensation expense related to option issuances to Board members, employees and consultants and bad debt expense. The approximately $25,000 net decrease in total G&A expenses, resulted from an aggregate of approximately $129,000 cost increases, offset by approximately $154,000 in cost reductions. The approximately $129,000 in cost increases consisted primarily of approximately $82,000 in legal fees related to merger and  litigation matters and $47,000 salaries reflecting increased compensation to the CEO and change in CFO’s time commitment to full-time effective April 2009.  These cost increases were offset by approximately $154,000 in expense reductions consisting of reductions of approximately $92,000 in share-based compensation, $27,000 in director’s compensation, $13,000 in accounting fees, and $22,000 in other net cost reductions.

Research and Clinical Development Expenses.

Research and clinical development (“R&D”) expenses were approximately $65,000 during the three months ended March 31, 2010, as compared to approximately $798,000 incurred during the three months ended March 31, 2009 or a decrease of approximately $733,000 or 92%.

R&D expenses for the three months ended March 31, 2010 consist primarily of costs related to closing the U.S. clinical trials for which patient accruals had been suspended in the quarter ended September 30, 2009.

R&D expenses for the three months ended March 31, 2009 consist primarily of costs involved in the following activities:

•	Manufacture of the intermediates, API and clinical grade drug product for the Company’s two lead compounds for use in clinical trials;

•	Regulatory affairs activities including:

o	regulatory filings including protocol submissions to governmental bodies in and outside of the United States with respect to clinical trials, and

o	regulatory filings including protocol submissions to governing ethics committees for proposed clinical trial sites in and outside of the United States including negotiation of related contracts;

•	Continuation of the Phase I clinical trial for NRX 4204 in the United States;

•	Costs of readying and initiating the Phase II clinical trials for NRX 5183 in India, Mexico and the U.S.;

•	Patient and data management activities for active clinical trials; and

•	Costs of readying and initiating Phase II clinical trials in NSCLC and Mesothelioma for NRX 4204 in the United States.

R&D costs also include payroll costs of R&D employees, costs of third party consultants, legal costs related to maintenance of the patent portfolio, including patent annuity payments, in-process R&D costs related to the share-based license amendment payment under the Vitae license and share-based compensation costs.

Our R&D expenses for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 were related to the following activities:

	Three Months Ended March 31, (in thousands)
	2010	2009
Direct clinical trials costs	$40	$185
Drug development and manufacturing	2	307
R&D compensation, including share based compensation	—	203
Other R&D costs	23	103
Total	$65	$798

Direct clinical trial costs decreased by approximately $145,000 compared to the three months ended December 31, 2008. The decrease is due to the cessation of accruals under US clinical trials.  Drug development and manufacturing costs decreased approximately $305,000 as no further manufacture was required in the absence of clinical trials.  R&D compensation costs decreased approximately $203,000 as a result of the termination of our U.S. clinical development team on September 30, 2009, and the termination of the employment agreement of our Chief Scientific Officer in October 2009.  Other R&D costs decreased by $80,000, related primarily to the reduction in legal costs and annuity payments on the licensed technology portfolio as a result of eliminating non-critical cases from the portfolio, and return of the intellectual property to Allergan upon termination of the license in February 2010.

Loss from QN Diagnostics, LLC Joint Venture

We reported $356,002 on the equity method for our 50% share of the net loss incurred by QND for the three months ended March 31, 2010.  As the joint venture was formed on July 30, 2009, there was no comparable activity for the three months ended March 31, 2009.

Interest Income.

Interest income of $153 for the three months ended March 31, 2010 consisted primarily of income from savings accounts, and approximately $13,500 for the three months ended March 31, 2009 from savings and certificates of deposits.   The decrease in interest income was due to significantly lower cash balances and lower interest rate yields in the three months ended March 31, 2010.

Six Months ended March 31, 2010 Compared to Six Months Ended March 31, 2009

General and Administrative Expenses.

General and administrative (“G&A”) expenses were approximately $1,098,000 during the six months ended March 31, 2010, as compared to approximately $938,000 incurred during the six months ended March 31, 2000 or an increase of approximately $160,000 or 17%. General and administrative expenses consist primarily of employee compensation and legal costs involved in our regulatory filings, in connection with general corporate matters, litigation, proposed merger and other contracting matters. G&A costs also include insurance, payroll costs and benefits for all employees, and share-based compensation expense related to option issuances to Board members, employees and consultants and bad debt expense. The approximately $160,000 net increase in total G&A expenses, resulted from an aggregate of approximately $375,000 cost increases, offset by approximately $215,000 in cost reductions. The approximately $375,000 in cost increases consisted primarily of bad debt expense related to the write down of the receivable for reimbursable expenses pursuant to the Piramal Agreement in the amount of $100,000, approximately $128,000 in legal fees related to contracting, related regulatory filings and litigation matters and proposed merger, $111,000 salaries reflecting increased compensation to the CEO, change in CFO’s time commitment to full-time effective April 2009, and $36,000 in travel expenses primarily related to management activities of QN Diagnostics.  These cost increases were offset by approximately $215,000 in expense reductions consisting of reductions of approximately $45,000 in director’s compensation, $30,000 from the termination of the consulting contract with an affiliate in October, 2008, $85,000 in share based compensation, $21,000 in health insurance premiums, and $34,000 in other net cost reductions.

Research and Clinical Development Expenses.

Research and clinical development (“R&D”) expenses were approximately $170,000 during the six months ended March 31, 2010, as compared to approximately $1,675,000 incurred during the six months ended March 31, 2009 or a decrease of approximately $1,505,000 or 90%.

R&D expenses for the six months ended March 31, 2010 consisted primarily of costs related to closing the U.S. clinical trials for which patient accruals had been suspended in the quarter ended September 30, 2009.

R&D expenses for the six months ended March 31, 2009 consisted primarily of costs involved in the following activities:

•	Manufacture of the intermediates, API and clinical grade drug product for the Company’s two lead compounds for use in clinical trials;

•	Regulatory affairs activities including:

o	regulatory filings including protocol submissions to governmental bodies in and outside of the United States with respect to clinical trials, and

o	regulatory filings including protocol submissions to governing ethics committees for proposed clinical trial sites in and outside of the United States including negotiation of related contracts;

•	Continuation of the Phase I clinical trial for NRX 4204 in the United States;

•	Costs of readying and initiating the Phase II clinical trials for NRX 5183 in India, Mexico and the U.S.;

•	Patient and data management activities for active clinical trials; and

•	Costs of readying and initiating Phase II clinical trials in NSCLC and Mesothelioma for NRX 4204 in the United States.

R&D costs also include payroll costs of R&D employees, costs of third party consultants, legal costs related to maintenance of the patent portfolio, including patent annuity payments, in-process R&D costs related to the share-based license amendment payment under the Vitae license and share-based compensation costs.

Our R&D expenses for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009 were related to the following activities:

	Six Months Ended March 31, (in thousands)
	2010	2009
Direct clinical trials costs	$110	$347
Drug development and manufacturing	8	487
R&D compensation, including share based compensation	2	389
In-process R&D costs	—	225
Other R&D costs	50	227
Total	$170	$1,675

Direct clinical trial costs decreased by approximately $237,000 compared to the six months ended March 31, 2009. The decrease is due principally to the cessation of accruals under US clinical trials.  Drug development and manufacturing costs decreased approximately $479,000, as a result of the cessation of clinical trials.  R&D compensation costs decreased approximately $387,000 as a result of the termination of our U.S. clinical development team during the quarter ended September 30, 2009, and the termination of the employment agreement of our Chief Scientific Officer in October 2009. In-process R&D costs decreased $225,000 as a result of a one-time cash and stock payment upon revision of the Vitae agreement during the six months ended March 31, 2009. Other R&D costs decreased by $177,000, related primarily to the reduction in legal costs and annuity payments on the licensed technology portfolio as a result of eliminating non-critical cases from the portfolio and return of the intellectual property to Allergan upon termination of the license in February 2010.

Loss from QN Diagnostics, LLC Joint Venture

We reported $1,007,067 on the equity method for our 50% share of the net loss incurred by QND for the six months ended March 31, 2010.  As the joint venture was formed on July 30, 2009, there was no comparable activity for the six months ended March 31, 2009.

Interest Income.

Interest income of $913 for the six months ended March 31, 2010 consisted primarily of income from certificates of deposit and savings, and approximately $36,800 for the six months ended March 31, 2009 from certificates of deposit and savings.   The decrease was due to lower cash balances and lower interest rate yields in the six months ended March 31, 2010.

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

We held approximately $1.0 million in cash and cash equivalents at March 31, 2010 in comparison to $1.9 million in cash and cash equivalents at September 30, 2009.  The decrease in cash and cash equivalents for the six months ended March 31, 2010 of approximately $900,000 was primarily caused by the cash loss from operations. There were no significant cash flows from financing or other investing activities during the year.

The QN Diagnostics business is also in its early stage and will require additional funding to complete the development and launch of its initial products, which we and our venture partner are mutually obligated to provide.

On April 9, 2010, we settled the shareholder litigation with DYVA Management Ltd. with a payment of $400,000 (the “DYVA Settlement”), further depleting our cash reserves.

Management believes that given the current economic environment, the cash requirements of QN Diagnostics, the DYVA Settlement, and the continuing need to strengthen the Company’s cash position, there is substantial doubt about its ability to continue as a going concern.  We have sufficient capital to continue operations only through July 2010.  The Company continues to actively pursue various funding options, including equity offerings, debt financings and the proposed merger with QuantRx.  There can be no assurance that we will be successful in our efforts to raise additional capital.

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

As we disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2009, on October 29, 2009, pursuant to the authority provided in the Bylaws and pursuant to Nevada Control Share Act ((the “Nevada Act”), we called for redemption of the entire 10,832,876 common share holding of DYVA Management Ltd. and its affiliates (“DYVA”), which such shares represent 46.2% of our total issued and outstanding shares.  Under the Nevada Act, we are entitled to call for redemption of DYVA’s shares at the average price paid by DYVA for its shares, which has been reported by DYVA to be for 833,298 Euros (approximately $1,231,000). On November 13, 2009, DYVA filed a complaint in the United States District Court, District of Nevada for declaratory and injunctive relief to halt the proposed redemption (the “Action”). In addition, the complaint seeks attorneys’ fees and costs to the extent permitted by law and any further and other relief the Court may deem proper.  The Company filed its response on January 22, 2010 seeking a Motion for Summary Judgment.  On February 8, 2010 DYVA filed an Opposition to Motion for Summary Judgment.

On April 9, 2010, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with DYVA, pursuant to which DYVA agreed to dismiss the Action.  Under the Settlement Agreement, the parties also agreed to a mutual release relating to all claims arising from the Action.  In addition, the Company agreed to (i) pay DYVA an aggregate amount of $400,000, and (ii) upon dismissal of the Action, amend the Stockholder Rights Agreement, dated as of June 1, 2009, as amended, by and between the Company and Continental Stock Transfer & Trust Company (the “Rights Agreement”), to exempt DYVA from the Rights Agreement, provided DYVA does not acquire additional shares of Company common stock prior to April 2012.  DYVA also entered into a voting agreement to approve the proposed Merger Agreement, dated January 29, 2010, by and among the Company, QuantRx Biomedical Corporation and NP Acquisition Corporation, a wholly-owned subsidiary of QuantRx Biomedical Corporation.

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

Risks Related to Our Proposed Merger

On January 29, 2010, we entered into a Merger Agreement with QuantRx and Merger Sub. The Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of QuantRx.  The Board of Directors of the Company unanimously approved the Merger and the Merger Agreement at a special meeting on January 11, 2010 and resolved to recommend that the Merger Agreement be submitted to the Company’s stockholders for adoption. The Merger is subject to approval of the Company’s stockholders and other customary conditions to closing and a shareholders meeting is expected to be held during the third quarter of 2010.

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

The completion of the Merger is subject to the satisfaction of numerous closing conditions, including the approval of the Merger by our stockholders. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the Merger Agreement. As a result, no assurances can be given that the Merger will be consummated. If our stockholders choose not to approve the Merger, we otherwise fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the transaction and the Merger is not consummated, a material event, change or circumstance has occurred that results in the termination of the Merger Agreement, or any legal proceeding results in enjoining the Merger, we could be subject to various adverse consequences, including, but not limited to, the following:

•	we would remain liable for significant costs relating to the Merger, including, among others, legal, accounting, financial advisory and financial printing expenses;

•	we may face various disruptions to the operation of our business as a result of the substantial time and effort invested by our management in connection with the Merger;

•	an announcement that we have abandoned the Merger could trigger a decline in our stock price to the extent that the stock price reflects a market assumption that we will complete the Merger;

•	our inability to solicit competing acquisition proposals and the possibility that we could be required to pay a termination fee if the Merger Agreement is terminated under certain circumstances; and

•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NURX PHARMACEUTICALS, INC.

May 14, 2010	By:	/s/ Harin Padma-Nathan
Name: Harin Padma-Nathan
Title: Chief Executive Officer
(Principal Executive Officer)

May 14, 2010	By:	/s/ Steven Gershick
Name: Steven Gershick
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Form 10-Q
Three and six months ended March 31, 2010

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.