Form 10-Q
period 2010-06-30
NURX PHARMACEUTICALS, INC.
filed 2010-08-23
CIK 1174228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1174228

NuRx Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	87-0681500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Aubade Creative
501 Santa Monica Boulevard, Suite 600
Santa Monica, CA  90401
(Address of principal executive offices, including zip code)

(310) 526-3227
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

Yes   ☐     No   ☒

As of August 19, 2010, there were 23,444,234 shares of common stock outstanding.

NURX PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended June 30, 2010

ITEM 1.	FINANCIAL STATEMENTS

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Balance Sheets
June 30, 2010 (unaudited) and September 30, 2009

	(Unaudited)
	June 30, 2010	September 30, 2009

ASSETS

Cash and cash equivalents	$218,906	$1,899,752
Prepaid expenses and other current assets	115,188	128,783
Other receivable	19,688	100,000
Total current assets	353,782	2,128,535

Property and equipment, net of accumulated depreciation and amortization of $2,832 and $25,710, respectively	33,048	66,784

Investment in joint venture	2,192,526	3,535,245

Other investments	188,000	1,000,000

Deposits	-	27,093

Total assets	$2,767,356	$6,757,657

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$585,043	$504,211

Commitments and contingencies

Stockholders' Equity
Series A preferred stock, $.001 par value, 1,000,000 shares	-	-
designated, no shares issued and outstanding
Series B preferred stock, $.001 par value, 500,000 shares	-	-
designated, no shares issued and outstanding
Series C preferred stock, $.001 par value, 300,000 shares	-	-
designated, no shares issued and outstanding
Common stock, $.001 par value; 150,000,000 shares authorized,
23,444,234 shares issued and outstanding	23,444	23,444
Additional paid-in capital	22,145,944	21,947,475
Accumulated deficit during development stage	(20,023,275)	(15,753,673)
Retained earnings	36,200	36,200

Total stockholders' equity	2,182,313	6,253,446

Total liabilities and stockholders' equity	$2,767,356	$6,757,657

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statements of Operations  (unaudited)
For the three and nine months ended  June 30,  2010 and 2009 and for the period from inception (May 1, 2007) through June 30, 2010

					Inception (May 1,
	Three months ended June 30,		Nine months ended June 30,		2007) through June
	2010	2009	2010	2009	30, 2010

Operating Expenses:

General and administrative (includes share based compensation of $63,647, $80,508, $198,469, $294,735 and $899,783, and related party consulting fees of $0, $0, $0, $30,000 and $572,200, respectively)	$431,163	$512,740	$1,529,918	$1,450,659	$6,245,654

Research and clinical development (includes share based compensation of $0, $16,843, $0, $63,071 and $140,969, related party consulting fees of $0, $35,000, $0, $140,000 and $378,910 respectively, and fair value of shares issued in connection with license amendment, license fee, and milestone payment under technology license of $0, $0, $0, $100,000 and $3,613,000, respectively)	15,493	574,423	185,992	2,249,758	11,473,205

Litigation settlement	-	-	400,000	-	400,000

Impairment of other investments	345,000	-	812,000	-	812,000

Share of net loss from joint venture	335,652	-	1,342,719	-	1,807,474

Total operating expenses	1,127,308	1,087,163	4,270,629	3,700,417	20,738,333

Loss from operations	(1,127,308)	(1,087,163)	(4,270,629)	(3,700,417)	(20,738,333)

Other income and (expense):

Interest income	114	10,770	1,027	47,528	727,683
Interest expense	-	-	-	-	(12,625)
Total other income (expense)	114	10,770	1,027	47,528	715,058

Net Loss	$(1,127,194)	$(1,076,393)	$(4,269,602)	$(3,652,889)	$(20,023,275)

Loss per common share - basic and diluted	$(0.05)	$(0.04)	$(0.18)	$(0.13)	$(0.75)

Weighted average common shares - basic and diluted	23,444,234	28,444,234	23,444,234	28,427,567	26,573,544

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statement of Stockholders' Equity
For the period from inception (May 1, 2007) through June 30, 2010

													Accumulated
													Deficit
									Additional				During the
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Treasury Stock		Retained	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Stage	Total

Balance at October 1, 2006	-	$-	-	$-	-	$-	2,564,752	$2,565	$160,485	-	$-	$166,854	$-	$329,904
Private placement April 27, 2007, 15,750,000 common shares at $0.001 per share	-	-	-	-	-	-	15,750,000	15,750	-	-	-	-	-	15,750

Private placement May 16, 2007, 10,000,000 common shares at $2.00 per share	-	-	-	-	-	-	10,000,000	10,000	19,990,000	-	-	-	-	20,000,000

Private placement June 25, 2007, 250,000 common shares at $2.00 per share	-	-	-	-	-	-	250,000	250	499,750	-	-	-	-	500,000

Private placement fees, reorganization costs and related registration costs, including fair market value of warrants	-	-	-	-	-	-	-	-	(5,151,228)	-	-	-	-	(5,151,228)

Share-based compensation	-	-	-	-	-	-	12,500	12	65,817	-	-	-	-	65,829

Fair value of warrants issued in connection with private placement	-	-	-	-	-	-	-	-	2,988,064	-	-	-	-	2,988,064

Repurchase of 1,939,750 common shares, May 2007	-	-	-	-	-	-	-	-	-	(1,939,750)	(750,000)	-	-	(750,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(130,654)	(2,954,723)	(3,085,377)
Balance September 30, 2007	-	-	-	-	-	-	28,577,252	28,577	18,552,888	(1,939,750)	(750,000)	36,200	(2,954,723)	14,912,942

Share based compensation	-	-	-	-	-	-	-	-	324,105	-	-	-	-	324,105

Fair value of shares issued in connection with milestone payments under technology license (shares valued at $2.00 per share)	-	-	-	-	-	-	1,756,732	1,757	3,511,243	-	-	-	-	3,513,000

Cancellation of treasury stock	-	-	-	-	-	-	(1,939,750)	(1,940)	(748,060)	1,939,750	750,000	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(7,338,825)	(7,338,825)
Balance September 30, 2008	-	-	-	-	-	-	28,394,234	28,394	21,640,176	-	-	36,200	(10,293,548)	11,411,222

Share based compensation	-	-	-	-	-	-	-	-	452,349	-	-	-	-	452,349

Fair value of shares issued in connection with amended technology license (shares valued at $2.00 per share)	-	-	-	-	-	-	50,000	50	99,950	-	-	-	-	100,000

Shares redeemed and cancelled	-	-	-	-	-	-	(5,000,000)	(5,000)	(245,000)	-	-	-	-	(250,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,460,125)	(5,460,125)
Balance September 30, 2009	-	-	-	-	-	-	23,444,234	23,444	21,947,475	-	-	36,200	(15,753,673)	6,253,446

Share based compensation (unaudited)	-	-	-	-	-	-	-	-	198,469	-	-	-	-	198,469

Net loss (unaudited)	-	-	-	-	-	-	-	-	-	-	-	-	(4,269,602)	(4,269,602)
Balance June 30, 2010 (unaudited)	-	$-	-	$-	-	$-	23,444,234	$23,444	$22,145,944	-	$-	$36,200	$(20,023,275)	$2,182,313

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Condensed Statements of Cash Flows  (unaudited)
For the nine months  ended June 30, 2010 and 2009, and for the period from inception (May 1, 2007) through June 30, 2010

	Nine months ended June 30, 2010	Nine Months ended June 30, 2009	Inception (May 1, 2007) through June 30, 2010

Cash flows from operating activities:

Net loss	$(4,269,602)	$(3,652,889)	$(20,023,275)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	11,871	14,518	37,581
Share-based compensation	198,469	357,806	1,040,752
Fair value of shares issued in connection with license amendment, license fee, and milestone payments under technology license	-	100,000	3,613,000
Write off of uncollectible other receivable	100,000	-	100,000
Gain on sale of property & equipment	(1,859)	-	(1,859)
Impairment of other investments	812,000	-	812,000
Share of net loss from operations of joint venture	1,342,719	-	1,807,474

Changes in operating assets and liabilities:
Deposits	27,093	15,000	-
Prepaid expenses and other current assets	13,595	(26,776)	(115,188)
Other receivable	(4,688)	(100,000)	(104,688)
Accounts payable and accrued expenses	89,556	179,997	629,857
Due to related parties	-	(30,000)	(36,090)

Net cash used in continuing operating activities	(1,680,846)	(3,142,344)	(12,240,436)
Net cash provided by discontinued operating activities	-	-	41,146

Net cash used in operating activities	(1,680,846)	(3,142,344)	(12,199,290)

Cash flows from investing activities:

Purchase of property and equipment	-	(28,718)	(92,494)
Investment in joint venture	-	-	(4,000,000)
Investment in warrants	-	-	(1,000,000)
Issuance of note receivable	-	(250,000)	(250,000)
Collection of note receivable	-	-	250,000
Net cash used in investing activities	-	(278,718)	(5,092,494)

Cash flows from financing activities:

Private placements of common shares	-	-	20,563,000
Private placement offering costs	-	-	(2,163,164)
Proceeds of note receivable	-	-	125,000
Repayment of note receivable	-	-	(125,000)
Redemption of treasury stock	-	-	(1,000,000)
Net cash provided by financing activities	-	-	17,399,836
Net increase (decrease) in cash and cash equivalents	(1,680,846)	(3,421,062)	108,052
Cash transferred to discontinued operations	-	-	(166,463)
Cash and cash equivalents, beginning of period	1,899,752	11,365,646	277,317
Cash and cash equivalents, end of period	$218,906	$7,944,584	$218,906

Supplemental disclosure of cash flow information
Cash paid for -
Income taxes	$-	$-	$1,600
Interest	$-	$-	$12,625

Non-cash financing activities:

In 2007, the Company incurred $5,151,228 in private placement fees, reorganization costs and related registration costs, which included the issuance of warrants with a fair value of $2,988,064.

See Notes to Condensed Financial Statements

NuRx Pharmaceuticals, Inc.
(a corporation in the development stage)
Notes to Condensed Financial Statements
June 30, 2010

Note 1 - The Company and its Significant Accounting Policies

General Business:

From the Company’s inception in 2001 to May 2007, it was in the business of selling nutritional products under the name Quest Group International, Inc. In May 2007, the Company spun off this nutritional products business and began to pursue a new business plan in the pharmaceuticals industry. On May 11, 2007, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc. (“Vitae”), pursuant to which it acquired an exclusive, worldwide sublicense, with the right to grant further sublicenses, to certain compounds and nuclear receptor technology for all human and veterinary use. The principal therapeutic indications for the lead compounds are acute promyelocytic leukemia, solid cancers (lung and breast) and chemotherapy-induced neutropenia (low white cell count). On October 23, 2007, the Company changed its name to NuRx Pharmaceuticals, Inc. (“NuRx”). While NuRx was initially established to explore the broad application of second and third generation retinoid and rexinoid compounds, it has evolved into a more broad Life Sciences company with research and development (“R&D”) interests in additional novel cancer therapeutics and, more recently, a novel delivery of point of care diagnostics. (See Note 5). In January, 2010, the Company formally terminated its cancer therapeutic clinical trials and drug development activities, and as of June 30, 2010 has terminated the underlying licenses with Vitae Pharmaceuticals, Inc. (“Vitae”) and Allergan Pharmaceuticals, Inc. (“Allergan”), and terminated the co-development agreement with Piramal Life Sciences, Ltd. (“Piramal”) (See Notes 4, 12,  and 16).

On March 3, 2010, the Company entered into an agreement with Io Therapeutics, LLC (a company wholly owned by a shareholder and former Chief Scientific Officer of the Company) to assume the record keeping and regulatory reporting requirements for all clinical trials formerly conducted by the Company and to transfer its clinical trial data, materials, compounds and records in exchange for the assumption by the transferee of certain de minimus liabilities with third party vendors. In addition, the Company sold at fair value, the furnishings and equipment formerly devoted to that business operation.  The transaction closed on June 30, 2010.  (See Note 16).

On January 29, 2010, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QuantRx Biomedical Corporation, a Nevada corporation (“QuantRx”), and NP Acquisition Corporation, a Nevada corporation and a wholly-owned subsidiary of QuantRx (“Merger Sub”). The Merger Agreement provided that Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of QuantRx.  The Merger Agreement was unilaterally terminated by QuantRx.  (See Note 17).

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

Development Stage Enterprise:

The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. Since September 30, 2009, the Company has been devoting substantially all of its present efforts to development of the point-of-care lateral flow diagnostic products for human and veterinary applications through its QN Diagnostics, LLC joint venture (“QND”) with QuantRx Biomedical Corporation (“QuantRx”)  (See Note 5), and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since May 1, 2007 have been considered as part of the Company's development stage activities. The Company held approximately $219,000 in cash and cash equivalents at June 30, 2010.

Liquidity and Going Concern:

Until July 2009, the Company was an early stage R&D biopharmaceutical company with a focus solely on oncology products (leukemia and lung cancer). Because of (1) the current suboptimal conditions for new financing of a pure early-stage, oncology-focused research and development biotech company and (2) the slower than expected recruitment in its U.S. clinical trials with its resultant delays in delivery of Phase II data, the Company concluded that there was an immediate need to expand its interests to broader areas of life sciences with products that offer a near term revenue stream to support the R&D programs. After examining a number of options in the medical diagnostics arena, the Company ultimately focused on point-of-care diagnostics in human and veterinary medicine through QND (See Note 5). The Company terminated further patient accruals under its U.S. clinical trials, eliminated its U.S. clinical development team, undertook significant cost reductions and through December 31, 2009, limited its focus in drug development to winding down the U.S. clinical trials and supporting the clinical development activities in India in collaboration with Piramal (See Note 12).  In January 2010, the Company formally terminated its drug developments activities including the Piramal Agreement (See Note 16).

As an early stage clinical development company, the Company has not generated any revenues from operations to meet its operating expenses, and has historically financed its operations primarily through issuances of equity securities. The QN Diagnostics business is also in its early stage and may require additional funding to complete the development and launch of its initial products, which both venture partners are mutually obligated to provide.  The parties are currently in dispute regarding the timely achievement of certain milestones, the initial sustaining contribution required of QuantRx as provided in the operating agreement as well as certain matters of governance of the venture (See Note 17).

On January 29, 2010, the Company announced a proposed merger with QuantRx which was terminated on July 20, 2010. (See Note 17).

In an effort to conserve cash for operations, management began deferring and reducing cash compensation paid under employment contracts.  On August 8, 2010, the board of directors adopted a deferred compensation plan and granted certain fully vested options at the fair value of the Company’s common stock on that date.  (See Note 17).

The Company has sufficient capital to continue operations only through September 2010.  Management believes that given the current economic environment and the continuing need to strengthen the Company’s cash position, there is substantial doubt about its ability to continue as a going concern. The Company continues to actively pursue various funding options, equity offerings and debt financing; however, there can be no assurance that it will be successful in its efforts to raise additional capital on a timely basis and on acceptable terms.

Management believes that the successful future growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of debt or equity financing to:

·	retire the accounts payable and accrued expenses related to its former drug development activities;
·	fund its share of future additional development costs of the QND joint venture; and
·	manage or control working capital requirements.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, including investment in the joint venture, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The report from the Company’s independent registered public accounting firm relating to September 30, 2009 financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has adopted the requirements in FASB ASC 730 “Research and Development” on accounting for nonrefundable advance payments for goods or services received for use in future research and development activities. The requirements provide that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. At June 30, 2010 and September 30, 2009, there were no advance payments for drug development manufacturing costs capitalized as prepaid expenses in the accompanying condensed balance sheet.

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

Cash and Cash Equivalents:

Cash equivalents are certificates of deposit, U.S. government securities or other highly liquid investments with original maturities of three months or less when purchased.  There are no cash equivalents at June 30, 2010, and at September 30, 2009 cash equivalents consisted of certificates of deposit.

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

Earnings Per Common Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. These potentially dilutive securities were not included in the calculation of loss per share for the three and nine months ended June 30, 2010 and 2009, and the period from inception (May 1, 2007) through June 30, 2010, because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for these periods. At June 30, 2010 and September 30, 2009 potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 5,075,560 and 4,925,560 shares, respectively.

Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash and warrants to purchase common stock of QuantRx. The carrying amount of these financial instruments approximates fair value.  (See Note 6).

Variable Interest Entities/Equity Method of Accounting

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of QND, a 50% joint venture , that the Company is not the primary beneficiary of the VIE. As such, the Company accounts for the activities of QND utilizing the equity method of accounting.  The Company recorded a loss from QND representing the Company’s 50% portion of the activities of QND under the equity method of $335,652, $1,342,719 and $1,807,474 for the three and nine months ended June 30, 2010,  and from QND’s inception (July 30, 2009) through June 30, 2010, respectively (See Note 5).

Concentrations of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in interest and non-interest bearing transaction accounts at a Standard & Poor’s AAA rated domestic bank. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  As of June 30, 2010, the Company had no cash balance in excess of this limit.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Impairment of Long-Lived Assets:

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2010 and September 30, 2009, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Recent Accounting Pronouncements:

In June 2009, the FASB amended the requirements relating to the accounting for variable interest entities under ASC 810.  The amendments require an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity, (“VIE”), based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of the primary beneficiary. They further amend the events that trigger a reassessment of whether an entity is a VIE. The amendments are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The adoption of these amendments did not have a material impact on the Company’s results of operations or financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 - Property and Equipment

Property and equipment consisted of the following at June 30, 2010 and September 30, 2009:

	June 30, 2010 (unaudited)	September 30, 2009
Office equipment	$7,343	$33,264
Computer equipment	—	11,564
Lab equipment	27,337	46,466
Leasehold Improvements	1,200	1,200
	35,880	92,494
Accumulated depreciation and amortization	(2,832)	(25,710)
	$33,048	$66,784

Depreciation and amortization expense for the three and nine months ended June 30, 2010 and 2009 amounted to $3,957, $11,871, $4,916, and $14,518, respectively.

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

During the nine months ended June 30, 2010, the Company terminated all drug development activities, cancelled the Vitae and Allergan licenses, and returned the licensed intellectual property rights granted thereunder.  (See Note 16).

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

QuantRx and QND also entered into a one year Development and Services Agreement, pursuant to which QND shall pay a monthly fee consisting of a base of $250,000 plus approved overages, not to exceed $3.7 million to QuantRx in exchange for QuantRx providing all services related to the development, regulatory approval and commercialization of lateral flow products.  For the three and nine months ended June 30, 2010, and for the period July 30, 2009 (inception) through June 30, 2010, an aggregate of $240,960, $2,152,897 and $2,836,884, respectively, was paid by QND to QuantRx pursuant to this agreement.

In connection with the formation of the Joint Venture on July 30, 2009, NuRx received two warrants to purchase 2,000,000 shares of QuantRx common stock each, for an aggregate of 4,000,000 shares of QuantRx common stock. The warrants are separately stated as “Other Investments” (see Note 6).

Summarized unaudited financial information of QND for the three and nine months ended June 30, 2010, and for the period July 30, 2009 (inception) through June 30, 2010 is as follows:

	Three months Ended June 30, 2010	Nine months Ended June 30, 2010	July 30, 2009 (inception) through June 30, 2010
Revenue and gross profit	$75,119	$225,335	$275,335
Operating expenses	746,532	2,913,408	3,896,050
50% of net loss under the equity method	$(335,652)	$(1,342,719)	$(1,807,474)

There were no intercompany profits to eliminate.

Summarized balance sheets at June, 2010 and September 30, 2009 are as follows:

	June 30, 2010 (unaudited)	September 30, 2009
Cash	$127,231	$2,061,060
Related party receivable, QuantRx	—	250,000
Intangible assets, net of amortization	4,994,633	5,367,206
Total assets	5,280,921	7,710,768
Accounts payable – related parties	433,639	190,278
Total liabilities	$445,869	$190,278

The "Investment in Joint Venture” presented on the balance sheet at June 30, 2010 reflects the following:

Cash investment	$5,000,000
Fair value of warrants in QuantRx received in connection with formation of QND	(1,000,000)
Equity method losses:
July 30, 2009 (inception) through September 30, 2009	(464,755)
October 1, 2009 through December 31, 2009	(651,065)
January 1, 2010 through March 31, 2010	(356,002)
April 1, 2010 through June 30, 2010	(335,652)
$2,192,526

Note 6– Other Investments

 The following table summarizes the Company’s long-term investments classified as available-for-sale at June 30, 2010 and September 30, 2009:

Warrants to purchase QuantRx Biomedical Corporation common shares	June 30, 2010 (unaudited)	September 30, 2009
Cost	$1,000,000	$1,000,000
Gross unrealized gains	—	—
Impairment loss	(812,000)	—
Fair value	$188,000	$1,000,000

The investments consist of two warrants to purchase 2,000,000 shares of QuantRx common stock each, for an aggregate of 4,000,000 shares of QuantRx common stock, received in connection with the formation of QND on July 30, 2009. (See Note 5). The warrants expire on July 30, 2014 and have exercise prices of $0.50 and $1.25, respectively.

The fair value of the warrants at June 30, 2010 and September 30, 2009 using the Black-Sholes pricing model was $188,000 and $1,000,000 using a stock price of $0.20 and $0.50 per share, respectively, and the following assumptions:

	June 30, 2010	September 30, 2009
Expected Volatility	70%	70%
Expected Dividends	—	—
Expected term, in years	4.08	5.0
Risk-free rate	1.43%	3.24%

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

The warrants to purchase shares of QuantRx common stock are measured and recorded at fair value on the Company’s balance sheets using Level 2.  As a result of fair value measurement, the Company determined that the fair value of the QuantRx warrants no longer approximated the original valuation and recorded an impairment loss on investment in warrants of $345,000 and $812,000, respectively during the three and nine months ended June 30, 2010.  Subsequent to June 30, 2010, there has been a further decline in the fair value of the QuantRx warrants resulting in an additional impairment loss of approximately $44,000.

Note 7 - Related Party Transactions

On May 1, 2007, the Company entered into a consulting agreement with an affiliate to provide consulting services relating to strategic planning, investor relations and corporate governance for a monthly fee of $30,000, plus reimbursement of expenses, for a six-month period ended on October 31, 2007. The consulting agreement provided for automatic extensions at the end of each six-month term, unless terminated by either party at least 30 days prior to the end of such term. The agreement was terminated on October 30, 2008. For the three and nine months ended June, 2010 and 2009, and from inception (May 1, 2007) through June 30, 2010, the Company incurred costs of $0, $0, $0, $30,000, and $540,000, respectively, pursuant to this consulting agreement.

On November 5, 2007, the Company entered into a five year consulting agreement effective May 31, 2007 with a company wholly owned by an affiliate to provide the technical services of that affiliate along with other employees and resources of the consulting company. This contract was changed to “at-will” as discussed in Note 13. The consulting agreement superseded an existing five year employment agreement with that affiliate. For the three and nine months ended June 30, 2010 and 2009, and from inception (May 1, 2007) through June 30, 2010, the Company incurred costs of $0, $0, $35,000, $140,000 and $378,910, respectively under the consulting agreement (See Note 13).

For the three and nine months ended June 30, 2010 and 2009, and for the period from inception (May 1, 2007) through June 30, 2010, the Company incurred and paid an aggregate of $0, $0, $0, $0 and $32,200 respectively, for advisory and corporate board meeting management, website and graphics design services provided by a company 100% owned by spouse of the chief executive officer.

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

On March 6, 2009, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all 1,406,000 shares under stock option grants previously issued through that date to an exercise price of $0.45 per share from the post reverse-split adjusted $4.00 exercise price at date of grant. The incremental compensation cost computed using the Black-Scholes option pricing model was $242,000. The amount of the incremental compensation cost attributable to options vested as of the date of re-pricing was $100,000 which was charged to expense at that date. The amount of incremental compensation cost attributable to option grants vesting after the date of re-pricing was $142,000 which was adjusted to $121,000 during the nine months ended June 30, 2010 due to termination of employees.  An amount of approximately $26,000 was charged to expense during the nine months ended June 30, 2010.  Approximately $59,000 remains to be recognized over the remaining vesting period of the underlying grants. There were no other changes to the terms of any stock option grants (See Note 9).

Restricted shares of 12,500 have been issued under the Plan.

A summary of option activity under the Plan for the nine months ended June 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price
Stock options outstanding, October 1, 2009	1,838,060	$0.45
Granted	500,000	$0.45
Exercised	—	$—
Forfeited	(350,000)	$0.45
Total options outstanding, June 30, 2010	1,988,060	$0.45
Options exercisable at June 30, 2010	1,091,355	$0.45
Shares available for future grant under Plan	1,749,440

The weighted average remaining life of outstanding options at June 30, 2010 was 29 months. The intrinsic value is not greater than the grant price.

Warrants

A summary of warrant activity for the nine months ended June 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding, October 1, 2009	3,087,500	$4.01
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Warrants outstanding, June 30, 2010	3,087,500	$4.01

Warrants exercisable at June 30, 2010	3,087,500	$4.01

The weighted average remaining life at June 30, 2010 was 35 months. The intrinsic value is not greater than the grant price.

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

The option value is amortized to expense ratably over the 36 month period following the grant date.  Of the total, $8,417 and $22,445 was expensed during the three and nine months ended June 30, 2010.

Note 10 - Lease Commitments

The Company entered into a three year lease of approximately 2,960 sq. ft. for premises located in Irvine, California in which it conducted its operations through July 31, 2010. The lease commenced July 15, 2007 and ended on July 31, 2010. The base rent was $4,096 per month through July 31, 2008, $4,243 per month through July 31, 2009, and $4,389 per month thereafter. In addition, the Company entered into a one year lease of approximately 100 sq. ft. in Nevada for sales and recruiting activities in connection with the QN Diagnostics point-of-care diagnostic devices directed to the law enforcement and hospitality market segments. The annual lease of $2,500 was prepaid in full in September 2009. Rent expense for the three and nine months ended June 30, 2010 and 2009 was $17,727, $53,803, $16,555, and $52,445, respectively. Minimum payments remaining under operating leases were approximately $4,800 through July 31, 2010.  Subsequent to July 31, 2010, the Company does not have a commercial office space. The Company conducts its accounting and administrative functions from the personal residences of its officers.

Note 11 - Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carry-forwards, in-process research and development, share-based milestone payments and other temporary differences, aggregating approximately $7,841,000 and $6,274,000 at June 30, 2010 and September 30, 2009, respectively. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be realized, the Company has recorded a full valuation allowance at June 30, 2010 and September 30, 2009.

The Company has net Federal and California losses for tax purposes totaling approximately $18,375,000 and $18,294,000, respectively, which may be applied against future taxable income and will expire in 2029 and 2019. The California net operating loss carry-forward has been suspended for two years. Accordingly, there is no tax expense for the three and nine months ended June 30, 2010 and 2009, and the period inception (May 1, 2007) through June 30, 2010. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and cause a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

Significant components of the Company’s net deferred tax assets at June 30, 2010 and September 30, 2009 are as follows:

	June 30, 2010 (unaudited)	September 30, 2009
Tax loss carryforwards	$7,271,000	$3,692,000
Share based compensation	446,000	361,000
In-Process R&D/share based milestone payments	3,000	2,177,000
Depreciation/Amortization/Gain/Loss	97,000	17,000
Vacation accrual	24,000	27,000
Valuation allowance	(7,841,000)	(6,274,000)
	$—	$—

 The provision for income taxes differs from the amount computed at federal statutory rates as follows:

	Nine months ended June 30, 2010	Nine months ended June 30, 2009	May 1, 2007 (inception) through June 30, 2010
Provision for income taxes at 34% statutory rate	$(1,452,000)	$(1,242,000)	(6,852,000)
State taxes, net of federal benefit	(249,000)	(213,000)	(1,177,000)
Change in valuation allowance	1,567,000	1,410,000	7,841,000
Other	134,000	45,000	188,000
	$—	$—	$—

The Company has not recorded any uncertain tax positions under FASB ASC 740 as of June 30, 2010 or September 30, 2009.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2010 and September 30, 2009, the Company has no accrued interest and penalties related to uncertain tax positions.
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

Note 14 – Stockholder Rights Plan

Effective June 1, 2009, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”). Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one one-hundreth of a share of Series C Preferred Stock at an initial exercise price of $5 per share. The Rights Plan is intended to assure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to protect stockholders’ interests in the event the Company is confronted with partial tender offers or other coercive or unfair takeover tactics.  Rights become exercisable upon the earlier of (i) ten days following the acquisition by a person or group of 20% or more of the Company’s outstanding common stock, and (ii) ten business days after the announcement of a tender offer or exchange offer to acquire 20% or more of the outstanding common stock. The continuing directors (defined as the directors who are not affiliated or associated with an acquiring person) may vote to extend these timeframes in their discretion. If such a person or group acquires 20% or more of the common stock, each right (other than such person’s or group’s rights, which will become void) will entitle the holder to purchase at an exercise price equal to 50% of the then current trading price of the Company’s common stock.  In the alternative, the Board of Directors may authorize issuance of one share of fully paid common stock for each right. If not redeemed, the rights will expire on June 1, 2014. These rights were exerciseable at June 30, 2010, but the exercise (distribution date) has been extended.

On April 9, 2010, the Rights Plan was modified as a result of the settlement of shareholder litigation with DYVA Management Ltd. and its affiliates (“DYVA”) (See Note 15).

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

On April 9, 2010, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with DYVA, pursuant to which DYVA agreed to dismiss its lawsuit against the Company filed on November 13, 2009 in the United States District Court, District of Nevada for declaratory and injunctive relief to halt the Company’s redemption of DYVA’s shares of Company common stock (the “Action”).  Under the Settlement Agreement, the parties also agreed to a mutual release relating to all claims arising from the Action.  In addition, the Company paid DYVA an aggregate amount of $400,000, and (ii) amended the Stockholder Rights Agreement, dated as of June 1, 2009, as amended, by and between the Company and Continental Stock Transfer & Trust Company (the “Rights Agreement”), to exempt DYVA from the Rights Agreement, provided DYVA does not acquire additional shares of Company’s common stock prior to April 2012.  (See Note 14).

Note 16 - Termination of all Cancer Therapeutic Clinical Trials and Drug Development Activities

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

On June 30, 2010 the Company sold the office and computer equipment formerly devoted to those activities for $15,000 to Io Therapeutics, LLC (“IOT”) (a company wholly owned by a shareholder and former Chief Scientific Officer of the Company) and transfer its clinical trial data, materials, compounds and records in exchange for the assumption by IOT of $8,724 in liabilities with third party vendors, the reimbursement of $4,688 in legal fees incurred by the Company in documenting the transaction, and the assumption by IOT of the record keeping and regulatory reporting requirements for all clinical trials formerly conducted by the Company. The Company recognized a gain of $1,859 in connection with this transaction. $19,688 is reflected as an other receivable at June 30, 2010 which was held in trust by Company counsel and received by the Company on July 8, 2010.

Note 17 – Subsequent Events

Demand for Action and Threatened Shareholder Derivative Claim

On July 6, 2010, the Company received a letter from a shareholder and former director of the Company demanding the Board take action in connection with the purchase of shares of the Company by certain current board members in connection with the settlement by the Company of the DYVA litigation (See Note 15).  Failing action by the Board, the former director further threatened to initiate a shareholder derivative action against the Company.  The Board is engaging independent legal counsel and has notified its insurance carrier under its Directors & Officers liability insurance policy.

QN Diagnostics, LLC Dispute

The Company and QuantRx Biomedical Corporation, its joint venture partner are in dispute regarding the timely achievement of certain milestones, the initial sustaining contribution required of QuantRx as provided in the operating agreement, as well as certain matters of governance of the venture.

On July 20, 2010, QuantRx notified the Company, that it was in alleged material breach of the QND operating agreement, and had 60 days from the date of the notification to cure such alleged breach. The notification is related to money it is owed in accordance with the Development and Services Agreement between QuantRx and QND. Should the alleged breach remain uncured, QuantRx claimed it had the right to terminate the QND operating agreement.

On August 18, 2010, as a result of QuantRx’s failure to meet one of the development milestones under the QND operating agreement, NuRx removed William Fleming, one of the directors of QND appointed by QuantRx, and appointed Sharyar Baradaran, a current NuRx director, to take his place.  On August 23, 2010, NuRx filed a complaint in the Delaware Court of Chancery seeking a declaration that it had properly removed Dr. Fleming and properly appointed Dr. Baradaran.  NuRx intends to request that the Court of Chancery expedite a trial in this matter.

Merger with QuantRx Biomedical Corporation

On January 29, 2010, the Company entered into an Agreement and Plan of Merger with NuRx and NP Acquisition Corporation, a wholly-owned subsidiary of QuantRx. The Merger Agreement provided that at closing, NP Acquisition Corp. would be merged with and into NuRx, with NuRx continuing as the surviving corporation and a wholly-owned subsidiary of QuantRx.

On July 20, 2010, QuantRx terminated the Merger Agreement pursuant to Section 7.02(b) thereof, which permits any party to the Merger Agreement to terminate the Merger Agreement if the merger contemplated thereby was not consummated on or before June 30, 2010.  The Company did not incur any termination penalties as a result of such termination.

Deferred Compensation Arrangement and Stock-Based Compensation

On August 8, 2010, the Board of Directors of NuRx Pharmaceuticals, Inc. (the “Company”) approved a deferred compensation arrangement with respect to employment agreements of Dr. Harin Padma-Nathan, Chief Executive Officer, and Steven Gershick, Chief Financial Officer of the Company.

On May 29, 2010, in order to help the Company conserve cash for operations, Dr. Padma-Nathan began reducing the rate at which the Company paid his base salary from $325,000 to $243,750, which represents a reduction of 25%. Thereafter, on July 23, 2010, Dr. Padma-Nathan, further reduced the rate at which the Company paid his base salary to $0. Throughout this time, Dr. Padma-Nathan devoted and continues to devote 100% of his time to activities of the Company.

On May 29, 2010, in order to help the Company conserve cash for operations, Mr. Gershick reduced the rate at which the Company paid his base salary by 50%, from a rate of $252,000 per annum to $126,000 per annum, at which time Mr. Gershick reduced his full time commitment to a 50% part-time commitment commensurate with reduction in his rate of pay. Thereafter, on August 7, 2010, Mr. Gershick further reduced the rate at which the Company paid his base salary to $37,800, which represented an 85% reduction from his original base salary of $252,000. Mr. Gershick has agreed to continue to devote 1/3 of his available time to activities of the Company.

In recognition and consideration of the unpaid compensation and continuing time commitments set forth above, at its August 8, 2010 meeting the Company’s Board adopted the following deferred compensation arrangement:

1)
The unpaid compensation to Dr. Padma-Nathan and Mr. Gershick from and after May 29, 2010, computed as the difference between (i) each executive’s base salary multiplied by the time commitment, and (ii) base salary actually paid to the executive, shall be considered “deferred compensation.” The full amount of such deferred compensation shall be paid to the executives immediately upon receipt of appropriate outside financing by the Company. Deferred compensation at June 30, 2010 amounted to $7,188 and is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

2)	The Company shall continue to provide health insurance coverage to the executives at current levels.

In connection with such deferred compensation arrangement, the Company issued to Dr. Padma-Nathan and Mr. Gershick new, fully vested options to purchase, respectively, 500,000 and 50,000 shares of the Company’s common stock at an exercise price of $0.11 per share, which was the then current fair market value of the Company’s common stock on the date of grant.

Pursuant to the provisions of FASB ASC 718 “Compensation – Stock Compensation”, the cost resulting from all share-based payment transactions (including, but not limited to grants of employee options, and warrants to purchase the Company’s common stock) shall be recognized in the statement of operations based on their fair values, unless related to capital financing.

The options have a five year term which shall be extended to six months following termination if the employee continues to be employed on the fifth anniversary of the grant, but not beyond ten years from the date of grant. The fair value of the option awards estimated on the date of grant using the Black-Scholes option pricing model was $27,000 using the following assumptions:

Assumptions
Expected Volatility	75%
Expected Dividends	—
Expected term, in years	2.5
Risk-free rate	0.640%

The option value will be charged to expense on the date of grant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

On March 6, 2009, we entered into a development and commercialization agreement with Piramal with respect to NRX 5183 in India (the “Piramal Agreement”). Piramal is a pharmaceutical company listed on the Indian National Stock Exchange and the Bombay Stock Exchange and which was recently demerged from Piramal Healthcare Limited. Pursuant to the Piramal Agreement, Piramal was granted the exclusive right to develop, manufacture and exploit the NRX 5183 technology within India at its sole expense. We were to obtain the clinical data generated by Piramal for use in registration in countries outside of India. Until manufacturing was undertaken by Piramal, we were obligated to provide clinical grade drug product to Piramal for use in clinical trials.  We are obligated as sponsor of the initial clinical trial in India for continuing costs which Piramal was obligated to reimburse.  Piramal was also required to reimburse us for development expenses incurred with regard to clinical trials in India prior to March 6, 2009 up to $100,000. This reimbursement was recorded as a receivable with a corresponding reduction of research and development expenses at September 30, 2009.   We have charged this receivable off to bad debt expense during the three months ended December 31, 2009.  On February 10, 2010, we served notice of our intent to terminate the Piramal Agreement.

On January 29, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QuantRx, and NP Acquisition Corporation, a Nevada corporation and a wholly-owned subsidiary of QuantRx, pursuant to which the Company would have become a wholly-owned subsidiary of QuantRx.  However, the merger and Merger Agreement were unilaterally terminated by QuantRx on July 20, 2010.

We currently have no source of revenue and have incurred significant losses to date. We have incurred net losses of approximately $20,023,275 for the cumulative period from inception (May 1, 2007) through June 30, 2010. Our losses have resulted principally from costs associated with inbound technology licensing, clinical development expenses, 50% share of losses for our QND joint venture, general and administrative activities, and costs related to our financing in May 2007. As a result of development and commercialization activities of the lateral flow products through QND, expenditures relating to the termination of the cancer therapeutic clinical trial and drug development activities, costs related to the proposed merger with QuantRx and continuing general and administrative costs, we expect to incur additional operating losses for the foreseeable future.

Going Concern

Our management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of debt or equity financing to:

•	retire the accounts payable and accrued expenses related to its former drug development activities;
•	fund our share of future additional development costs of the QND joint venture; and
•	further reduce continuing operating costs and merger related expenses.

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

The financial statements accompanying this Quarterly Report on Form 10-Q have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, including investment in joint venture, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The report from our independent registered public accounting firm in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 states that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Valuation of Warrants

An impairment in the value of other investments in the amount of $345,000 and $812,000 was expensed in the Statement of Operations during the three and nine months ended June 30, 2010.  This decline in fair market value was attributable to a sustained decline in the fair value of the underlying common stock in QuantRx Biomedical Corporation to $0.20 per share from $0.50 per share.  Subsequent to June 30, 2010, there has been a further decline in the fair market value of the QuantRx warrants resulting in an additional impairment loss of approximately $44,000.

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

Both the time required and costs, including availability of funds, we may incur in order to commercialize a lateral flow product candidate that would result in material net cash inflow are subject to numerous variables, and hence, we are unable at this stage of our development to forecast useful estimates. Due to technological and regulatory uncertainties, among others, it is not possible to give accurate and meaningful estimates of the ultimate cost to bring QND products to market, the timing of costs, completion of our program and the period during which material net cash inflows will commence.

Three Months ended June 30, 2010 Compared to Three Months Ended June 30, 2009

General and Administrative Expenses.

General and administrative (“G&A”) expenses were approximately $431,000 during the three months ended June 30, 2010, as compared to approximately $513,000 of G&A expenses incurred during the three months ended June 30, 2009, or a decrease of approximately $82,000 or 16%. G&A expenses consist primarily of employee compensation and legal costs involved in our regulatory filings, general corporate matters, litigation, proposed merger and other contracting matters. G&A costs also include insurance, payroll costs and benefits for all employees, and share-based compensation expense related to option issuances to Board members, employees and consultants and bad debt expense. The approximately $82,000 net decrease in total G&A expenses, resulted from an aggregate of approximately $53,000 cost increases consisting of bad debt, offset by approximately $135,000 in cost reductions consisting of reductions of approximately $69,000 in director’s compensation, $32,000 in legal fees, $11,000 in share-based compensation and $23,000 in other net cost reductions.

Research and Clinical Development Expenses.

Research and clinical development (“R&D”) expenses were approximately $15,000 during the three months ended June 30, 2010, as compared to approximately $574,000 incurred during the three months ended June 30, 2009 or a decrease of approximately $559,000 or 97%.  The reduction in total R&D costs of approximately $559,000 represented the cessation of clinical trials activities which was begun in February 2010.

R&D expenses for the three months ended June 30, 2010 consisted primarily of costs related to closing the U.S. clinical trials for which patient accruals had been suspended in the quarter ended September 30, 2009.

R&D expenses for the three months ended June 30, 2009 consisted primarily of costs involved in the following activities:

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

Our R&D expenses for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 were related to the following activities:

	Three Months Ended June 30, (in thousands)
	2010	2009
Direct clinical trials and drug development and manufacturing costs	$9	$216
R&D compensation, including share based compensation	—	201
Other R&D costs	6	157
Total	$15	$574

Impairment of Other Investments

We reported a loss of $345,000 during the three months ended June 30, 2010.  This decline in fair market value was attributable to a sustained decline in the fair value of the underlying common stock in QuantRx Biomedical Corporation to $0.20 per share from $0.356 per share at March 31, 2010.

Loss from QN Diagnostics, LLC Joint Venture

We reported $335,652 on the equity method for our 50% share of the net loss incurred by QND for the three months ended June 30, 2010.  As the joint venture was formed on July 30, 2009, there was no comparable activity for the three months ended June 30, 2009.

Interest Income.

Interest income of $114 for the three months ended June 30, 2010 consisted primarily of income from savings accounts, and approximately $10,770 for the three months ended June 30, 2009 from savings and certificates of deposits.   The decrease in interest income was due to significantly lower cash balances and lower interest rate yields in the three months ended June 30, 2010.

Nine Months ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

General and Administrative Expenses.

G&A expenses were approximately $1,530,000 during the nine months ended June 30, 2010, as compared to approximately $1,451,000 incurred during the nine months ended June 30, 2000, or an increase of approximately $79,000 or 5%.  The approximately $79,000 net increase in total G&A expenses, resulted from an aggregate of approximately $399,000 cost increases, offset by approximately $320,000 in cost reductions. The approximately $399,000 in cost increases consisted primarily of  bad debt expense in the amount of $153,000, $108,000 in executive compensation, $96,000 in legal fees primarily related to litigation and the proposed merger with QuantRx, and $42,000 in increased travel costs primarily related to activities of QND. These cost increases were offset by approximately $320,000 in expense reductions consisting of reductions of approximately $114,000 in director’s compensation, $96,000 in share-based compensation, $35,000 in payroll taxes primarily from significantly reduced staffing, $30,000 from the termination of the consulting contract with an affiliate in October, 2008, $27,000 in health insurance premiums, and $18,000 in other net cost reductions.

Research and Clinical Development Expenses.

R&D expenses were approximately $186,000 during the nine months ended June 30, 2010, as compared to approximately $2,250,000 incurred during the nine months ended June 30, 2009 or a decrease of approximately $2,064,000 or 92%.  The reduction in total R&D costs of approximately $2,064,000 represented the cessation of clinical trials activities which was begun in February 2010.

            R&D expenses for the nine months ended June 30, 2010 consisted primarily of costs related to closing the U.S. clinical trials for which patient accruals had been suspended in the quarter ended September 30, 2009.

R&D expenses for the nine months ended June 30, 2009 consisted primarily of costs involved in the following activities:

•	Manufacture of the intermediates, API and clinical grade drug product for the Company’s two lead compounds for use in clinical trials;

•	Regulatory affairs activities including:

o	regulatory filings including protocol submissions to governmental bodies in and outside of the United States with respect to clinical trials, and

o	regulatory filings including protocol submissions to governing ethics committees for proposed clinical trial sites in and outside of the United States including negotiation of related contracts;

•	Continuation of the Phase I clinical trial for NRX 4204 in the United States;

•	Costs of readying and initiating the Phase II clinical trials for NRX 5183 in India, Mexico and the U.S.;

•	Patient and data management activities for active clinical trials; and

•	Costs of readying and initiating Phase II clinical trials in NSCLC and Mesothelioma for NRX 4204 in the United States.

Our R&D expenses for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 were related to the following activities:

	Nine Months Ended June 30, (in thousands)
	2010	2009
Direct clinical trials costs (net of Piramal expense reimbursement receivable in 2009)	$120	$345
Drug development and manufacturing	8	705
R&D compensation, including share based compensation	2	590
In-process R&D costs	—	225
Other R&D costs	56	385
Total	$186	$2,250

The reduction in total R&D costs of approximately $2,064,000 represented the cessation of clinical trials activities which was begun in February 2010.

Impairment of Other Investments

We reported a loss of $812,000 during the nine months ended June 30, 2010.  This decline in fair market value was attributable to a sustained decline in the fair value of the underlying common stock in QuantRx Biomedical Corporation to $0.20 per share from $0.50 per share at September 30, 2009.

Loss from QN Diagnostics, LLC Joint Venture

We reported $1,342,719 on the equity method for our 50% share of the net loss incurred by QND for the nine months ended June 30, 2010.  As the joint venture was formed on July 30, 2009, there was no comparable activity for the nine months ended June 30, 2009.

Interest Income.

Interest income of approximately $1,000 for the nine months ended June 30, 2010 consisted primarily of income from certificates of deposit and savings, and approximately $48,000 for the nine months ended June 30, 2009 from certificates of deposit and savings.   The decrease was due to lower cash balances and lower interest rate yields in the nine months ended June 30, 2010.

Revenues

Cancer Therapeutics

We had no revenues and will not derive any revenues from either product sales or licensing from clinical development activities as a result of our terminatation of clinical trials and drug development activities, cancellation of the underlying technology licenses and  co-development agreement with Piramal, and sale of the related assets to IO Therapeutics, LLC.

Liquidity

As an early stage clinical development company, we have not generated any revenues from operations to meet operating expenses, and have historically financed operations through issuances of equity securities.

We held approximately $219,000 in cash and cash equivalents at June 30, 2010 in comparison to $1.9 million in cash and cash equivalents at September 30, 2009.  The decrease in cash and cash equivalents for the nine months ended June 30, 2010 of approximately $1,681,000 was primarily caused by the cash loss from operations. There were no significant cash flows from financing or other investing activities during the year.

The QN Diagnostics business is also in its early stage and will require additional funding to complete the development and launch of its initial products, which we and our venture partner are mutually obligated to provide.

On April 9, 2010, we settled the shareholder litigation with DYVA Management Ltd. with a payment of $400,000 (the “DYVA Settlement”), further depleting our cash reserves.

On May 29, 2010, our Chief Executive Officer and Chief Financial Officer, the only two employees of the Company, began taking voluntary reductions in cash payments of salary.  As of July 30, 2010, our Chief Executive Officer draws no current salary, and as of August 9, 2010, our Chief Financial Officer will draw 15% of base compensation for a commitment of 1/3 of his available time.

Management believes that given the current economic environment, the cash requirements of QN Diagnostics, the payment of the DYVA Settlement, and the continuing need to strengthen the Company’s cash position, there is substantial doubt about its ability to continue as a going concern.  We have sufficient capital to continue operations only through September 2010.  The Company continues to actively pursue various funding options, including equity offerings and debt financings.  There can be no assurance that we will be successful in our efforts to raise additional capital.

Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to do any or all of the following:

•
obtain adequate sources of debt or equity financing to (i) retire the accounts payable and accrued expenses related to its former drug development activities; and (ii) fund our share of future additional development costs of the QND joint venture; and

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

On July 20, 2010, QuantRx notified the Company, that it was in material breach of the QND operating agreement, and had 60 days from the date of the notification to cure such breach. The notification is related to nonpayment of fees in accordance with the Development and Services Agreement between QuantRx and QND. Should the breach remain uncured, QuantRx reserved the right to terminate the QND operating agreement.

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

From time to time, the Company may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims arc without merit, could result in the expenditure of significant financial and managerial resources.

Demand for Action and Threatened Shareholder Derivative Claim

On July 6, 2010, the Company received a letter from a shareholder and former director of the Company demanding the Board take action in connection with the purchase of shares of the Company by certain current board members in connection with the settlement by the Company of a lawsuit with DYVA Management Ltd and its affiliates.  Failing action by the Board, the former director further threatened to initiate a shareholder derivative action against the Company.  The Board is engaging independent legal counsel and has notified its insurance carrier under its Directors & Officers liability insurance policy.

QN Diagnostics, LLC Dispute

The Company and QuantRx Biomedical Corporation, its joint venture partner in QN Diagnostics, LLC (“QND”) are in dispute regarding the timely achievement of certain milestones, the initial sustaining contribution required of QuantRx  as provided in the QND operating agreement, as well as certain matters of governance of the venture.

On July 20, 2010, QuantRx notified the Company, that it was allegedly in material breach of the QND operating agreement, and had 60 days from the date of the notification to cure such alleged breach. The notification is related to alleged money it is owed in accordance with the Development and Services Agreement between QuantRx and QND. Should the alleged breach remain uncured, QuantRx claimed it had the right to terminate the QND operating agreement.

On August 18, 2010, as a result of QuantRx’s failure to meet one of the development milestones under the QND operating agreement, NuRx removed William Fleming, one of the directors of QND appointed by QuantRx, and appointed Sharyar Baradaran, a current NuRx director, to take his place.  On August 23, 2010, NuRx filed a complaint in the Delaware Court of Chancery seeking a declaration that it had properly removed Dr. Fleming and properly appointed Dr. Baradaran.  NuRx intends to request that the Court of Chancery expedite a trial in this matter.

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

NURX PHARMACEUTICALS, INC.

August 23, 2010	By:	/s/ Harin Padma-Nathan
Name: Harin Padma-Nathan
Title: Chief Executive Officer
(Principal Executive Officer)

August 23, 2010	By:	/s/ Steven Gershick
Name: Steven Gershick
Title: Chief Financial Officer
(Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Form 10-Q
Three and nine months ended June 30, 2010

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.